Form 10-Q
period 1998-09-30
SILVER CINEMAS INTERNATIONAL INC
filed 1998-11-13
CIK 1063326

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from......................to..........................

Commission file number..................................................000-____

                       SILVER CINEMAS INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                       72-2656147

(State or other jurisdiction of incorporation               (I.R.S. Employer
           or organization)                                Identification No.)

            4004 BELTLINE ROAD, SUITE 205, ADDISON, TEXAS 75001-4363

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 503-9851
              (Registrant's telephone number, including area code)

                                       N/A
             (Former name, former address and former fiscal year, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 140,458 shares of common stock as of November 11, 1998

                                      INDEX

                                                                                                                  PAGE
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balanced Sheets as of September 30, 1998 (unaudited)
               and December 31, 1997                                                                                3

          Condensed Consolidated Statements of Operations (unaudited) for the
               three months and nine months ended September 30, 1998 and 1997                                       4

          Condensed Consolidated Statements of Cash Flows (unaudited) for the
               nine months ended September 30, 1998 and 1997                                                        5

          Notes to Condensed Consolidated Financial Statements (unaudited)                                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                                9

Item 3.   Quantitative and Qualitative  Disclosures About Market Risk                                              16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                        16

Item 2.   Changes in Securities and Use of Proceeds                                                                16

Item 3.   Defaults Upon Senior Securities                                                                          16

Item 4.   Submission of Matters to a Vote of Security Holders                                                      16

Item 5.   Other Information                                                                                        16

Item 6.   Exhibits and Reports on Form 8-K                                                                         17

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  September 30,      December 31,
                                                                                      1998               1997
                                                                                  (Unaudited)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $   8,102,746      $     276,497
   Inventories                                                                          286,388            147,792
   Prepaid expenses and other                                                           801,271            264,601
                                                                                  -------------      -------------
           Total current assets                                                       9,190,405            688,890

THEATER PROPERTIES AND EQUIPMENT, Net                                                67,409,262          8,688,424

GOODWILL - Net                                                                       51,722,322         10,023,423

OTHER ASSETS - Net                                                                    7,358,365          2,526,562
                                                                                  -------------      -------------
TOTAL                                                                             $ 135,730,354      $  21,927,299
                                                                                  =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                              $     110,000      $       6,448
   Accounts payable                                                                     847,348             42,599
   Accrued expenses:
      Film rentals                                                                    2,614,844            240,170
      Payrolls                                                                        1,040,367            282,348
      Interest                                                                        4,799,833             63,903
      Property taxes and other liabilities                                              409,082          1,068,223
                                                                                  -------------      -------------
           Total current liabilities                                                  9,821,474          1,703,691

LONG-TERM DEBT, less current portion                                                104,966,551          6,590,561

OTHER LONG-TERM OBLIGATIONS                                                           2,128,333
                                                                                  -------------      -------------
           Total liabilities                                                        116,916,358          8,294,252

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Series preferred stock, 100,000 shares authorized, no shares issued
   Series A preferred stock, $.01 par value, 400,000 shares authorized,
      285,120 and 152,038 shares issued and outstanding at September 30, 1998
      and December 31, 1997, respectively                                            28,512,043         15,203,800
   Common stock, $.01 par value; 200,000 shares authorized, 115,855 and
      100,784 shares issued and outstanding at September 30, 1998 and
      December 31, 1997, respectively                                                     1,160              1,008
   Additional paid-in capital                                                           114,697             99,712
   Stockholder notes receivable                                                        (151,978)          (116,079)
   Accumulated deficit                                                               (9,661,926)        (1,555,394)
                                                                                  -------------      -------------
           Total stockholders' equity                                                18,813,996         13,633,047
                                                                                  -------------      -------------
TOTAL                                                                             $ 135,730,354      $  21,927,299
                                                                                  =============      =============

See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------


                                                             Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                       -----------------------------      ------------------------------
                                                           1998             1997              1998              1997

REVENUES:
   Admissions                                          $ 18,995,287      $ 3,227,607      $ 34,823,818      $  8,063,165
   Concessions                                            8,533,513        2,515,353        16,563,320         6,309,269
   Other                                                    370,736           86,259           846,558           195,578
                                                       ------------      -----------      ------------      ------------
           Total                                         27,899,536        5,829,219        52,233,696        14,568,012

COSTS AND EXPENSES:
   Costs of operations:
      Film rentals                                        8,158,305        1,342,967        14,942,182         3,440,567
      Concessions supplies                                1,113,075          426,909         2,482,639         1,094,359
      Salaries and wages                                  4,623,469          805,365         9,262,502         2,057,438
      Facility leases                                     3,877,347          780,730         7,999,380         2,071,270
      Advertising                                           739,983          154,263         1,921,355           435,849
      Utilities and other                                 4,557,612        1,125,977         8,704,920         2,852,351
   General and administrative expenses                    1,676,759          456,032         3,824,678         1,296,520
   Depreciation and amortization                          2,603,726          417,340         5,022,914         1,084,154
                                                       ------------      -----------      ------------      ------------
           Total                                         27,350,276        5,509,583        54,160,570        14,332,508
                                                       ------------      -----------      ------------      ------------
OPERATING INCOME (LOSS)                                     549,260          319,636        (1,926,874)          235,504

OTHER INCOME (EXPENSE):
   Interest expense                                      (2,759,893)        (119,863)       (5,256,683)         (215,632)
   Amortization of debt issue costs                        (142,377)         (15,051)       (1,287,554)          (30,423)
   Interest income and other expense, net                   151,657           23,198           390,646            50,482
                                                       ------------      -----------      ------------      ------------
INCOME (LOSS) BEFORE INCOME
   TAX EXPENSE                                           (2,201,353)         207,920        (8,080,465)           39,931

INCOME TAX EXPENSE                                           (1,952)         (13,090)          (26,068)          (15,389)
                                                       ------------      -----------      ------------      ------------
NET INCOME (LOSS)                                        (2,203,305)         194,830        (8,106,533)           24,542

PREFERRED STOCK DIVIDENDS                                  (427,507)        (228,057)       (1,097,273)         (684,100)
                                                       ------------      -----------      ------------      ------------
NET LOSS APPLICABLE TO COMMON
   STOCK                                               $ (2,630,812)     $   (33,227)     $ (9,203,806)     $   (659,558)
                                                       ============      ===========      ============      ============


See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------

                                                                 Nine Months Ended
                                                                   September 30,
                                                        --------------------------------
                                                              1998              1997

OPERATING ACTIVITIES:
   Net income (loss)                                    $  (8,106,533)     $      24,542
   Noncash items in net loss:
      Depreciation                                          2,601,518            427,693
      Amortization                                          3,513,283            656,461
   Cash from (used for) working capital:
      Prepaid expenses and other                             (536,670)          (102,269)
      Accounts payable                                       (290,471)          (127,084)
      Accrued liabilities                                   8,304,699             (5,102)
                                                        -------------      -------------
           Net cash from operating activities               5,485,826            874,241
                                                        -------------      -------------
INVESTING ACTIVITIES:
   Acquisitions of theater properties and equipment       (88,549,922)        (4,319,746)
   Additions to theater properties and equipment           (9,275,893)        (4,080,883)
   Increase in other assets                                (1,981,459)          (272,677)
                                                        -------------      -------------
           Net cash used for investing activities         (99,807,274)        (8,673,306)
                                                        -------------      -------------
FINANCING ACTIVITIES:
   Proceeds from the issuance of debt                     100,000,000          6,250,000
   Payments of debt                                        (6,616,466)        (2,001,477)
   Increase in debt issue costs                            (4,523,317)          (364,807)
   Proceeds from the issuance of stock                     13,323,380             31,343
   Increase in stockholder notes receivable                   (35,900)
                                                        -------------      -------------
           Net cash from financing activities             102,147,697          3,915,059
                                                        -------------      -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            7,826,249         (3,884,006)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                        276,497          4,709,456
                                                        -------------      -------------
   End of period                                        $   8,102,746      $     825,450
                                                        =============      =============

SUPPLEMENTAL INFORMATION:
   Stock issued for notes receivable                    $      98,790      $
                                                        =============      =============
   Cash paid for interest                               $     520,753      $     138,055
                                                        =============      =============
   Cash paid for taxes                                  $      26,068      $
                                                        =============      =============

See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL - Silver Cinemas International, Inc. and its subsidiaries (collectively referred to as the "Company") own or lease and operate motion picture theaters.

      UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
      Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 1998.

      The information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 and the period from May 10, 1996 (date of inception) to December 31, 1996 included in the Company's Registration Statement on Form S-4 (File No. 333-56903).

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

      ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

2.    THEATER PROPERTIES AND EQUIPMENT

      The following is a summary of theater properties and equipment:

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                        1998              1997
                                                    (UNAUDITED)

Land                                               $  1,810,062      $     50,000
Buildings                                            10,685,601         1,000,000
Leasehold interests and improvements                 30,489,059         2,103,055
Theater furniture and equipment                      26,115,098         6,138,930
Theaters under construction                           1,592,096            77,575
                                                   ------------      ------------
      Total                                          70,691,916         9,369,560
Less accumulated depreciation and amortization       (3,282,654)         (681,136)
                                                   ------------      ------------

Theater properties and equipment - net             $ 67,409,262      $  8,688,424
                                                   ============      ============

3.    OTHER ASSETS

      The following is a summary of other assets:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1998             1997
                                                  (UNAUDITED)

Noncompete agreements                             $ 2,026,400      $ 1,250,000
Debt issue costs                                    4,523,317          772,949
Organization costs                                     52,431           52,431
                                                  -----------      -----------
      Total                                         6,602,148        2,075,380
Less accumulated amortization                        (989,800)        (383,982)
                                                  -----------      -----------
Net                                                 5,612,348        1,691,398
Employee notes receivable                             186,911          186,911
Equipment, lease and other deposits                 1,559,106          648,253
                                                  -----------      -----------

Total                                             $ 7,358,365      $ 2,526,562
                                                  ===========      ===========


4.    DEBT

      The following is a summary of debt:

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        1998               1997
                                                    (UNAUDITED)

Senior subordinated notes                          $ 100,000,000
Capital lease obligations                              4,856,551
Other                                                    220,000      $      97,009
Revolving loan facility                                                   6,500,000
                                                   -------------      -------------
      Total                                          105,076,551          6,597,009
Less current portion                                    (110,000)            (6,448)
                                                   -------------      -------------

Long-term debt, less current portion               $ 104,966,551      $   6,590,561
                                                   =============      =============


      The senior subordinated notes bear interest at 10 1/2% and are due in 2005. The notes are redeemable, in whole or in part, at the option of the Company at a redemption price of 107.875% in 2001, 105.250% in 2002, 102.625% in 2003 and 100% in 2004 and thereafter plus any accrued but unpaid interest. In addition, on or before April 15, 2001, the Company may, at its option and subject to certain requirements, use an amount equal to the net cash proceeds from one or more public equity offerings, as defined, to redeem up to an aggregate of 35% of the principal amount of the notes originally issued at a redemption price of 110.5% plus any accrued but unpaid interest. Upon a change in control of the Company, as defined in the indenture, the Company will be required to make an offer to repurchase all or any part of each holder's notes at a price equal to 101% of the principal amount thereof plus interest. The notes also include restrictive covenants relative to the maintenance of financial ratios and the incurrence of additional indebtedness.

5.    CAPITAL STOCK

      As of September 30, 1998 and December 31, 1997, aggregate Series A Preferred Stock dividends of $2,310,404 and $1,213,131, respectively, are in arrears.

      On November 3, 1998, the Company issued 74,754 shares of Series A Preferred Stock and 24,603 shares of common stock to Brentwood Associates Buyout Fund II, L.P. for $7.5 million.

6.    PRO FORMA CONDENSED STATEMENTS OF OPERATIONS DATA

      Pro forma statements of operations data for the nine months ended September 30, 1998 and 1997 reflect adjustments to the historical statements of operations data to give effect to (i) the April 1998 issuance of $100 million of senior subordinated debt, (ii) the April 1998 purchase of the assets of StarTime Cinema, Inc. for approximately $17.1 million, (iii) the April 1998 purchase of the assets of The Landmark Theatre Group for approximately $62.2 million, (iv) the April 1998 purchase of three theaters from AMC Entertainment, Inc. for approximately $1.3 million, (v) the March 1998 issuance of 99,595 shares of Series A Preferred Stock and 40,500 shares of common stock to Brentwood Associates Buyout Fund II, L.P. for $10.0 million and the April 1998 issuance of 29,878 shares of Series A Preferred Stock and 12,151 shares of common stock to DLJ Fund Investment Partners II, L.P. for $3.0 million, and (vi) the repayment of certain borrowings of approximately $2.6 million, in each case as if such events had occurred on January 1, 1997. Unaudited pro forma data follows (in thousands):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            ----------------------
                                                               1998         1997

Revenues                                                    $ 76,708      $ 79,503
Operating expenses                                            77,367        71,158
                                                            --------      --------
Operating income (loss)                                         (659)        8,345
Other income (expense)                                        (8,616)      (12,451)
                                                            --------      --------
Loss before income taxes                                      (9,275)       (4,106)
Income tax expense                                              (100)         (530)
                                                            --------      --------

Net loss                                                    $ (9,375)     $ (4,636)
                                                            ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following analysis of the financial condition and results of operations of Silver Cinemas International ("Silver Cinemas") and its wholly owned subsidiaries, Silver Cinemas, Inc. ("SCI") and Landmark Theatre Corp ("Landmark") (collectively referred to as the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein. During the second quarter of 1998, Silver consummated the acquisitions of StarTime Cinema and The Landmark Theater Group. These two acquisitions have been accounted for using the purchase method of accounting. The Company's fiscal year runs from January 1 through December 31.

BACKGROUND OF SILVER CINEMAS

Silver Cinemas was formed by Steven Holmes, Thomas Owens and Brentwood Associates in May 1996 to effect a consolidation and build up of specialty-film and second-run theatres in the fragmented motion picture exhibition industry. Silver Cinemas' strategy is to acquire theatres in under-served markets, to upgrade and expand theaters to provide a high-quality movie-going experience and to improve profitability by combining certain administrative functions, obtain volume purchasing discounts and execute tighter operating controls.

Since inception, Silver Cinemas has experienced rapid revenue growth through theater acquisition and the development of new theaters. During fiscal year 1996, the Company acquired 18 theaters with 102 screens. During fiscal year 1997, the Company acquired eight additional theaters with a total of 52 screens, constructed one theater with ten screens and added one screen to an existing theater. In the current fiscal year through September 30, 1998, the Company has acquired 81 theaters with 372 screens, opened two newly constructed theaters with 12 screens, closed 3 theaters with 8 screens, and terminated the management agreement on 2 theaters with 11 screens, bringing the Company's total theater and screen count to 105 and 530 respectively.

The Company expects that its future revenue growth will be derived primarily from the operation of its existing theaters, the acquisition and construction of theaters and the addition of screens and seating to existing theaters.

RESULTS OF OPERATIONS

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items reflected in the Company's consolidated statements of income:

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                  ---------------------       -------------------
                                                   1998          1997          1998         1997

REVENUES:
   Admissions                                      68.1 %        55.3 %        66.7 %        55.4 %
   Concessions                                     30.6          43.2          31.7          43.3
   Other                                            1.3           1.5           1.6           1.3
                                                  -----         -----         -----         -----
                                                  100.0         100.0         100.0         100.0
           Total revenues

COSTS AND EXPENSES:
   Film rentals                                    29.2          23.0          28.6          23.6
   Concession supplies                              4.0           7.3           4.8           7.5
   Salaries and wages                              16.6          13.8          17.7          14.1
   Facility leases                                 13.9          13.4          15.3          14.2
   Advertising                                      2.7           2.6           3.7           3.0
   Utilities and other                             16.3          19.3          16.7          19.6
   General and administrative                       6.0           7.8           7.3           8.9
   Depreciation and amortization                    9.3           7.2           9.6           7.4
                                                  -----         -----         -----         -----

           Total costs and expenses                98.0          94.4         103.7          98.3
                                                  -----         -----         -----         -----

OPERATING INCOME (LOSS)                             2.0           5.6          (3.7)          1.7

OTHER INCOME (EXPENSE):
   Interest expense                                (9.9)         (2.1)        (10.1)         (1.5)
   Amortization of debt issuance costs             (0.5)         (0.3)         (2.5)         (0.2)
   Interest income and other expense, net           0.5           0.4           0.7           0.3
                                                  -----         -----         -----         -----

INCOME (LOSS) BEFORE INCOME TAX EXPENSE            (7.9)          3.6         (15.6)          0.3

INCOME TAX EXPENSE                                  0.0          (0.2)          0.0          (0.1)
                                                  -----         -----         -----         -----

NET INCOME (LOSS)                                  (7.9)          3.4         (15.6)          0.2

PREFERRED STOCK DIVIDENDS                          (1.5)         (3.9)         (2.1)         (4.7)
                                                  -----         -----         -----         -----

NET LOSS APPLICABLE TO COMMON STOCK                (9.4)%        (0.5)%       (17.7)%        (4.5)%
                                                  =====         =====         =====         =====


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues. The Company's revenues are generated primarily from box office admission receipts and concession sales. For the three months ended September 30, 1998 and the three months ended September 30, 1997, admissions revenues comprised approximately 68.1% and 55.3% of total revenue respectively and concession revenues comprised approximately 30.6% and 43.2% of total revenue respectively. The change in mix of revenue is primarily the result of the addition of 53 specialty-film theaters acquired from Landmark. The specialty film theaters' admission price is significantly higher than that of the Company's second-run theaters, which comprised the majority of the theaters operated by the Company in fiscal year 1997.

The remaining approximately 1.3% of revenue for the three months ended September 30, 1998 was derived primarily from electronic video games located in theater lobbies and revenue generated through film screenings for the major distributors at the Company's specialty-film theaters.

Admissions Revenues. Box office admission receipts are based on the level of theater attendance and the average ticket price. Attendance levels are primarily affected by the commercial appeal of released films, and to a lesser extent, by the comfort and quality of the theater, competition from other local theaters and population growth in the geographic markets the Company serves. The Company's ticket prices vary throughout the circuit depending upon such things as type of theater (first-run or second-run), local competition and local economies, as well as special discounts and pricing promotions. Admissions revenue is recorded net of applicable sales taxes.

Admissions revenue increased $15.8 million or 488.5% to $19.0 million during the three months ended September 30, 1998. The increased admission revenue was primarily the result of the addition of 88 newly acquired or constructed theaters representing 412 screens. The average ticket price for the circuit increased from $1.64 to $3.02, primarily as the result of the additional 53 specialty theaters acquired from Landmark which have significantly higher ticket prices relative to the Company's second-run theaters.

Concession Revenues. Concession revenues represent a significant portion of a theater's overall profitability. The Company's primary concession products are soft drinks, popcorn, candy and certain other products offered on a regional basis. The majority of concession products are generally offered in three or four sizes. Retail prices are determined according to size as well as local competition. Concession revenues are recorded net of applicable sales taxes.

Concession revenue increased $6.0 million or 239.3% to $8.5 million during the three months ended September 30, 1998. The increased concession revenue was primarily the result of the newly acquired and constructed theaters and a 7.1% increase in the average concession sale per attendee from $1.27 to $1.36 due primarily to retail price adjustments.

Film Rental Expenses. Film rental fees are paid directly to the film distribution companies and are directly related to the popularity of a film and the length of time since that film's release. Film rental costs are calculated on a percentage of admission revenues and generally decline the longer the film has been showing. Most terms of film licenses are finalized subsequent to exhibition of the film in a process known as "settlement." The final terms of the film licenses consider, among other things, the actual success of a film relative to original expectations and the exhibitor's relationship with the film distributor.

Film rental expenses as a percentage of admissions revenue was slightly higher compared to the three months ended September 30, 1997 at 42.9% versus 41.6% for the three months ended September 30, 1998.

Concession Supplies Expenses. Concession supplies are regularly purchased in bulk through the Company's distributors and vendors. Concession product is generally ordered weekly from the distributors in order to prevent the buildup of inventory at the theaters. Concession costs also include the cost of spoiled and wasted concession inventory.

Concession costs as a percentage of concession revenue decreased from 17.0% of concession sales to 13.0% primarily due to lower wholesale prices, standardizing menus, the adjustment of retail prices to reflect local market conditions, and the recognition of concession rebates associated with the Company's recently negotiated concession contracts.

Salaries and Wage Expenses. Salaries and wages include payroll taxes, employee benefits, commissions on concession sales and bonuses for the theater managers and all theater staff. Typically only the theater manager and the assistant managers are paid a base salary. The wages paid to the remaining staff are based on an hourly wage rate.

Payroll expense increased from $0.8 million for the three months ended September 30, 1997 to $3.9 million for the three months ended September 30, 1998 or 474.1% due primarily to the addition of the newly acquired and constructed theaters.

Facility Lease Expenses. Facility lease expense consists primarily of a fixed monthly minimum rent payment as well as charges for common area maintenance. In addition, several theater leases contain contingency rent that is based on a percentage of revenue after such revenue reaches a certain dollar amount.

Facility leases increased $3.1 million or 396.6% to $3.9 million for the three months ended September 30, 1998 from $0.8 million for the three months ended September 30, 1997. The increase in facility lease expense is primarily attributable to the additional theaters acquired and constructed during 1998.

Advertising Expenses. The largest component of advertising costs consists of daily movie directories placed in local newspapers to advertise the Company's theaters and showtimes. In select markets the Company participates in "co-op" arrangements whereby the exhibitors in those markets share the cost of film advertisement in newspapers with the film distributors. The cost of newspaper ads is generally based on the size of the directory.

Advertising expenses increased $0.6 million or 379.7% from the three months ended September 30, 1997 compared to the three-month period ended September 30, 1998. Advertising expenses comprised 2.7% and 2.6% of total revenues for the three months ended September 30, 1998 and the three months ended September 30, 1997, respectively.

Utilities and Other Expenses. Utilities and other expenses consist primarily of utilities, insurance, property taxes, repair and maintenance, and theater cleaning.

Utilities and other expenses increased from $1.1 million to $4.6 million or 304.8% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase was primarily the result of the additional theaters operated at September 30, 1998 compared to September 30, 1997.

General and Administrative Expenses. General and administrative expenses are comprised of various expense related to the management and operation of its theaters and consist primarily of management and office salaries, payroll taxes, related employee benefit costs, professional fees, insurance costs and general office supplies.

General and administrative expenses increased from $0.5 million to $1.7 million or 267.7% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The increase was primarily the result of increased payroll costs associated with the Company's expansion.

Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of theater equipment and buildings, the amortization of theater leases costs, goodwill, certain non-compete agreements, and various debt issuance costs.

Depreciation and amortization increased $2.2 million to $2.6 million or 523.9% for the three months ended September 30, 1998 from $0.4 million for the three months ended September 30, 1997. The increase was primarily the result of theater property additions associated with the Company's expansion efforts and a $0.6 million write off of goodwill associated with the closings of two SCI theaters.

Operating Income (Loss). Operating income for the three months ended September 30, 1998 increased by $0.2 million or 71.8% to $0.5 million or 2.0% of total revenues compared to operating income of $0.3 million, or 5.5% of total revenues, for the three months ended September 30, 1997.

Interest Expense. Interest expense increased for the three months ended September 30, 1998 by $2.6 million or 2,202.5% from $0.1 million for the three months ended September 30, 1997. The increase was primarily due to the Company's issuance of $100.0 million of its 10 1/2% Senior Subordinated Notes due 2005.

Net Income (Loss). Net loss for the three months ended September 30, 1998 increased to ($2.2) million compared to a $0.2 million net income for the three months ended September 30, 1997. The increase of the net loss reflects primarily the additional depreciation and amortization associated with the newly acquired theaters and screens, and the write off of goodwill associated with two closed theaters, and the increase in interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues. For the nine months ended September 30, 1998 and the nine months ended September 30, 1997, admissions revenues comprised approximately 66.7% and 55.3% of total revenue respectively and concession revenues comprised approximately 31.7% and 43.3% of total revenue respectively. The change in mix of revenue is primarily the result of the addition of 53 specialty-film theaters acquired from Landmark. The specialty film theaters' admission price is significantly higher than that of the Company's second-run theaters, which comprised the majority of the theaters operated by the Company in fiscal year 1997.

The remaining approximately 1.6% of revenue for the nine months ended September 30, 1998 was derived primarily from electronic video games located in theater lobbies and revenue generated through film screening for the major distributors at the Company' specialty-film theaters.

Admissions Revenues. Admissions revenue increased $26.8 million or 331.9% to $34.8 million during the nine months ended September 30, 1998. The increased admission revenue was primarily the result of the addition of 88 newly acquired or constructed theaters representing 412 screens. The average ticket price for the circuit increased from $1.65 to $2.84 primarily as the result of the additional 53 specialty theaters acquired from Landmark which have significantly higher ticket prices relative to the Company's second-run theaters.

Concession Revenues. Concession revenue increased $10.3 million or 162.5% to $16.6 million during the nine months ended September 30, 1998. The increased concession revenue was primarily the result of the newly acquired and constructed theaters and a 4.7% increase in the average concession sale per attendee from $1.29 to $1.35 due primarily to retail price adjustments.

Film Rental Expenses. Film rental expenses as a percentage of admissions revenues was relatively flat at 42.9% for the nine months ended September 30, 1998 compared to 42.7% for the nine months ended September 30, 1997.

Concession Supplies Expenses. Concession costs as a percentage of concession revenue for the period to period comparison decreased from 17.3% of concession sales to 15.0% primarily due the negotiation of lower wholesale prices, standardizing menus, and the adjustment of retail prices to reflect local market conditions for those theaters operated more than nine months. The decrease was partially offset by the sale of items previously purchased under prior management at prices higher than the Company pays under its negotiated concession supply rates.

Salaries and Wage Expenses. Payroll expense increased from $2.1 million or 350.2% for the nine months ended September 30, 1997 to $9.3 million for the nine months ended September 30, 1998 due primarily to the addition of the newly acquired and constructed theaters.

Facility Lease Expenses. Facility leases increased $5.9 million to $8.0 million or 286.2% for the nine months ended September 30, 1998 from $2.1 million for the nine months ended September 30, 1997. The increase in facility lease expense is primarily attributable to the additional theaters acquired and constructed during 1998.

Advertising Expenses. Advertising expenses increased $1.5 million or 340.8% from the nine months ended September 30, 1998 compared to the nine-month period ended September 30, 1997. Advertising expenses comprised 3.7% and 3.0% of total revenues for the nine months ended September 30, 1998 and the nine months ended September 30, 1997 respectively. The higher percentage for the nine months ended September 30, 1998 was due primarily to the additional cost of marketing the specialty and independent film product at the Company's Landmark theaters.

Utilities and Other Expenses. Utilities and other expenses increased from $2.9 million to $8.7 million or 205.2% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase was primarily the result of the additional theaters operated at September 30, 1998 compared to September 30, 1997.

General and Administrative Expenses. General and administrative expenses increased from $1.3 million to $3.8 million or 195.0% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase was primarily the result of increased payroll costs associated with the Company's expansion.

Depreciation and Amortization. Depreciation and amortization increased $3.9 million to $5.0 million or 363.3% for the nine months ended September 30, 1998 from $1.1 million for the nine months ended September 30, 1997. The increase was primarily the result of theater property additions associated with the Company's expansion efforts and a $0.6 million write off of goodwill associated with the Company's theater closings.

Operating Income (Loss). The operating loss for the nine months ended September 30, 1998 increased by $2.2 million to ($1.9) million or (3.7%) of total revenues, compared to an operating gain of $0.2 million, or 1.5% of total revenues, for the nine months ended September 30, 1997.

Interest Expense. Interest expense increased for the nine months ended September 30, 1998 by $5.0 million or 2,337.8% from $0.2 million for the same period in 1997. The increase was primarily due to the Company's issuance of $100 million of its 10 1/2% Senior Subordinated Notes due 2005.

Net Income (Loss). Net loss for the nine months ended September 30, 1998 increased to ($8.1) million from a net income of $0.02 million for the same period in 1997. The increase of the net loss reflects primarily the additional depreciation and amortization associated with the newly acquired theaters and screens, the write off of goodwill associated with the two closed theaters and the increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because revenues are received in cash prior to the payment of related expenses, there is, in effect, no accounts receivable. This, in combination with minimal inventory requirements, creates a negative working capital position, which provides certain operating capital.

During the first nine months of fiscal 1998, the Company's capital requirements were the result of theater acquisitions, renovation of existing theaters, and the construction of four theaters. Such capital expenditures were financed with equity sales, bank borrowings, proceeds from the issuance of senior subordinated notes and internally generated cash.

On April 2, 1998, the Company completed the acquisition of 202 screens at 27 locations operating predominantly under the name Super Saver Cinemas pursuant to an asset purchase agreement for approximately $21.6 million. The theaters acquired from StarTime Cinema, Inc. are third-run theaters located in Arizona, California, Colorado, Florida, Nebraska, New York, Ohio, Oklahoma, Texas and Wisconsin. The Company's bank credit facility was used to finance the purchase of these assets.

On April 9, 1998, the Company issued $100.0 million of 10 1/2% Senior Subordinated Notes due 2005 in a private offering (the "Offering"). On April 16, 1998, the Company received the net proceeds from the Offering and a $3.0 equity investment from DLJ Fund Investment Partners II, L.P. The proceeds were used to acquire the assets of The Landmark Theatre Group, and repay the indebtedness under the revolving credit facility, with the remainder of the proceeds to be used for capital improvements to the Company's existing theaters, future theater acquisitions and the construction of several identified theaters.

On April 16, 1998, the Company repaid all of the indebtedness under its bank credit facility with proceeds from the Offering.

On April 17, 1998, the Company acquired the assets of The Landmark Theatre Group for cash consideration of approximately $62.2 million pursuant to an asset purchase agreement. Landmark, with 140 screens at 49 locations, is the largest exhibitor of specialty motion pictures in the United States, with theaters located in California, Colorado, Louisiana, Massachusetts, Michigan, Minnesota, Ohio, Texas, Washington and Wisconsin.

Also in April 1998, the Company completed the acquisition of 17 screens at three theaters for approximately $1.7 million from AMC Entertainment Inc. These theaters include one specialty-film theater in Michigan and two second-run theaters in Texas. Proceeds from the Offering and the Company's former bank credit facility were utilized to fund the acquisition.

In May 1998, the Company purchased one theater with twelve screens out of bankruptcy for approximately $3.5 million. The second-run theater, located in El Paso, Texas was previously owned by Movies One. Proceeds from the Offering and internal cash flow were utilized to fund the acquisition.

In addition to acquisitions during May 1998 the Company completed the renovation of one of its theaters in Oklahoma. The renovation consisted of adding stadium seating to two of the five auditoriums for approximately $0.3 million. Also in May 1998, the Company opened two newly constructed six-screen theaters, which were part of the assets purchased from Landmark. During the first nine months of 1998, the Company continued with the development of two theaters, one in Michigan and one in Illinois. The theater in Michigan opened on November 6, 1998.

For the remainder of 1998, the Company has identified approximately $3.2 million of capital improvements for theater upgrades, approximately $5.5 million for new theater development and construction, and approximately $0.8 on theater acquisitions. The majority of the expenditures for theater improvements will be utilized to upgrade the recently purchased theaters from Super Saver and Landmark by replacing seats, adding stereo to auditoriums, replacing floor coverings and upgrading concession stands. During the first nine months of 1998, the Company has spent approximately $2.7 million on various theater improvements including the installation of point of sale units in the theaters and approximately $3.0 million on new theater construction and site development. The Company will utilize the proceeds from the approximately $7.5 million November 1998 equity investment and internal generated cash flow to fund the Company's capital improvements and theater expansion.

The Company has obtained a commitment for a $40.0 revolving line of credit from DLJ Capital Funding, Inc. which expires on December 31, 1998. Until such time that the Company enters into the revolving credit facility, the Company will not be able to borrow under any credit facility.

As of September 30, 1998, the Company had $2.3 million of Series A Preferred Stock dividends in arrears.

INFLATION

Inflation has not had a significant impact on the Company's operations to date.

SEASONALITY

The Company's quarterly results of operations tend to be affected by film release patterns by producers and distributors, and the commercial success of films. In the past the year-end holiday season and the summer resulted in higher-than-average quarterly revenues for the Company.

YEAR 2000

The "Year 2000 Issue" is the result of computer programs that use two digits instead of four to record the applicable year. Computer programs that have date-sensitive software might recognize a date using "00" as the Year 1900 instead of the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other events, a temporary inability to process transactions or engage in similar normal business activities. The Year 2000 is a leap year, which may also lead to incorrect calculations, functions or system failure. The Company has established a committee to initiate the process of gathering, testing and producing information about the Company's operations systems impacted by the Year 2000 transition. The Company intends to utilize both internal and external resources to identify, correct or reprogram and test systems of Year 2000 compliance. The Company intends to contact its significant suppliers to determine the extent to which the Company may be vulnerable to those parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies with which the Company's systems interface will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not require the Company to spend more time or money than anticipated, or even have a material adverse effect on the Company. Although the Year 2000 assessment has not been completed, management currently believes, based on available information, that resolving these matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           This item is not applicable to the Registrant.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company is from time to time a party to legal proceedings that arise in the ordinary course of business. Management does not believe that the resolution of any threatened or pending legal proceedings will have a material adverse effect on the Company.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           The following sets forth information with respect to securities sold by the Company for the last nine months that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All securities sold and not registered were sold in transactions not involving a public offering under (S) 4(2) of the Securities Act. Additionally, the sale of the 10 1/2 Senior Subordinated Notes referred to below was effected in transactions exempt from the registration requirement of the Securities Act under Regulation S and Rule 144A under the Securities Act. In March 1998, the Company issued 99,595 shares of its Series A Preferred Stock and 40,500 shares of its common stock to Brentwood Associates Buyout Fund II, L.P. for $10.0 million. In April 1998, the Company issued 29,878 shares of its Series A Preferred Stock and 12,151 shares of its common stock to DLJ Fund Investment Partners II, L.P. for $3.0 million. On September 2, 1998, the Company's Registration Statement on Form S-4 (File No. 333-56903) became effective relating to an offering (the "Exchange Offering") to exchange 10 1/2 Senior Subordinated Notes (which are registered under the Securities Act) for its then outstanding 10 1/2 Senior Subordinated Notes due 2005 (the "Old Notes"), which were initially offered (the "Old Notes Offering") and sold by the Company in April 1998. The initial purchasers in the Old Notes Offering were Donaldson, Lufkin and Jenrette Securities Corporation, BT Alex. Brown Incorporated and Bear, Stearns & Co. Inc. The Company did not receive any proceeds from the Exchange Offering but did receive net proceeds of approximately $96.0 million from the sale of the Old Notes. The total proceeds were used by the Company to (i) repay $2.6 million of the Company's outstanding indebtedness under its former credit facility, (ii) finance the Landmark Acquisition, the StarTime Acquisition and the AMC Acquisition ($62.2 million, $17.1 million and $1.3 million, respectively), (iii) pay a portion of construction and other expenses relating to the Company's theater building program and
           (iv) fund general corporate activities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

           There have been no matters to a vote of the holders of securities of the Company since the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits.

                         EXHIBIT
                           NO.                                   DESCRIPTION
                         -------                                 -----------


                         1.1       Purchase Agreement, dated April 9, 1998, between Silver Cinemas International, Inc., the
                                   Guarantors (as defined therein), ), Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex.
                                   Brown Incorporated and Bear, Stearns & Co. Inc. relating to the 10 1/2% Senior Subordinated Notes of Silver Cinemas International, Inc. due 2005.*

                         2.1       Asset Purchase Agreement, dated as of December 17, 1997, between Silver Cinemas, Inc. Landmark
                                   Theatre Corporation, Seven Gables Corporation, Parallax Theatre Systems, Inc., San Francisco
                                   Landmark Theatre Corporation, and Wisconsin Repertory Cinemas, Inc., The Landmark Theater Group,
                                   and Metromedia International Group, Inc.*

                         2.2       Asset Purchase Agreement, dated as of January 22, 1998, between Silver Cinemas, Inc., SCI
                                   Acquisition Corp., StarTime Cinema, Inc., F.S.A. Super Saver Cinemas No. 1, Ltd., StarTime
                                   Properties, Inc., the Trust formed by that certain Irrevocable Declaration of Trust under deed dated May 14, 1994 for the benefit of StarTime Cinema, Inc., Lloyd Curley, and NationsBanc
                                   Capital Corporation.*

                         2.3       Property Purchase Agreement, dated as of January 22, 1998, between Silver Cinemas, Inc., StarTime
                                   Properties, Inc., StarTime Cinema, Inc., F.S.A. Super Saver Cinemas No. 1, Ltd., the trust formed by that certain Irrevocable Declaration of Trust under deed dated May 14, 1994 for the benefit of
                                   StarTime Cinema, Inc., and Lloyd Curley.*

                         3.1       Certificate of Incorporation, as amended, of Silver Cinemas International, Inc.*

                         3.2       By-Laws of Silver Cinemas International, Inc.*

                         3.3       Certificate of Incorporation of Silver Cinemas, Inc.*

                         3.4       By-Laws of Silver Cinemas, Inc.*

                         3.5       Certificate of Incorporation of SCI Acquisition Corp.*

                         3.6       By-Laws of SCI Acquisition Corp.*

                         3.7       Certificate of Incorporation of Landmark Theatre Corp.*

                         3.8       By-Laws of Landmark Theatre Corp.*

                         4.1       Indenture, dated as of April 15, 1998, between Silver Cinemas International, Inc., the Guarantors
                                   (as defined therein) and Norwest Bank Minnesota, National Association, as trustee, relating to
                                   $100,000,000 aggregate principal amount of 10 1/2% Senior Subordinated Notes due 2005.*

                         4.2       A/B Exchange Registration Rights Agreement, dated as of April 16, 1998, between Silver Cinemas
                                   International, Inc., the Guarantors (as defined therein), Donaldson, Lufkin & Jenrette Securities
                                   Corporation, BT Alex. Brown Incorporated and Bear, Stearns & Co. Inc.*

                         10.1      Stockholders' Agreement, dated as of August 1, 1996, between Silver Cinemas International, Inc.
                                   and the stockholders set forth therein.*

                         10.2      Employment Agreement dated April 16, 1998 between Landmark Theatre Corp. and Bert Manzari.*

                         10.3      Employment Agreement dated April 16, 1998 between Landmark Theatre Corp. and Paul Richardson.*

                         27.1      Financial Data Schedule.

                   * - Previously filed

           (b)     Reports on Form 8-K.

                   On November 12, 1998, the Company filed a report on Form 8-K dated November 3, 1998 announcing the sale of 24,603 shares of common stock and 74,754 shares of Series A Preferred Stock for approximately $7.5 million.

                                      -17

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SILVER CINEMAS INTERNATIONAL, INC.

                                       By  /s/ STEVEN L. HOLMES
                                         --------------------------------------
                                               Steven L. Holmes
                                         Chief Executive Officer and
                                           Chief Financial Officer
Dated: November 13, 1998

                               INDEX TO EXHIBITS

       Exhibit
       Number                        Exhibit
       ------                        -------
        27.1               Financial Data Schedule