Form 10-K
period 1998-12-31
SILVER CINEMAS INTERNATIONAL INC
filed 1999-03-31
CIK 1063326

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998           COMMISSION FILE NOS.



                       SILVER CINEMAS INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           72-2656147
 (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

           4004 BELTLINE ROAD
              SUITE 205
            ADDISON, TEXAS                                     75001-4363
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

       Registrant's Telephone Number, including area code: (972) 503-9851

          Securities Registered pursuant to Section 12(b) of the Act:

                                      NONE
                                (TITLE OF CLASS)

          Securities Registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 22, 1999, 137,708 shares of Common Stock were outstanding.

                                      INDEX




PART I..................................................................................................
      Item 1:    Business...............................................................................
                 (a)   General Development of Business..................................................
                 (b)   Financial Information About Industry Segments....................................
                 (c)   Narrative Description of Business................................................
      Item 2:    Properties.............................................................................
      Item 3:    Legal Proceedings......................................................................
      Item 4:    Submission of Matters to a Vote of Security Holders....................................

PART II.................................................................................................
      Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters..................
      Item 6:    Selected Financial Data................................................................
      Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operation...
      Item 8:    Financial Statements and Supplementary Data............................................
      Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...

PART III................................................................................................
      Item 10:   Directors and Executive Officers of the Registrant.....................................
      Item 11:   Executive Compensation.................................................................
      Item 12:   Security Ownership of Certain Beneficial Owners and Management.........................
      Item 13:   Certain Relationships and Related Transactions.........................................

PART IV.................................................................................................
      Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K........................
                 (a)   Documents filed as part of this Report ..........................................
                 (b)   Reports on Form 8-K..............................................................
                 (c)   Exhibits.........................................................................
                 (c)   Financial Statement Schedules....................................................

                                     PART I

ITEM 1.  BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

         Silver Cinemas International, Inc., a Delaware corporation (the "Company"), was formed in May 1996 and operates in two segments as the largest exhibitor of specialty motion pictures and one of the largest operators of second-run theaters in the United States. The Company has four wholly owned subsidiaries, Landmark Theatre Corp, Landmark Theatre Corp. USA and Dinger Bros. Inc. (collectively referred to as "Landmark") and Silver Cinemas, Inc. ("Silver Cinemas"), (Landmark and Silver Cinemas are collectively referred to as the "Company"). Landmark operates 52 specialty motion picture theaters (156 screens) and Silver Cinemas operates 43 second-run theaters (309 screens) and 11 first-run theaters (73 screens). At March 22, 1999, the Company operated 106 theaters with 538 screens located in nineteen states.

         The Company's strategy is to acquire theaters in under-served markets, to upgrade and expand theaters to provide a high-quality movie-going experience and to improve the profitability of theaters by combining certain administrative functions, obtaining volume discounts and implementing tighter operating controls.

FORWARD-LOOKING STATEMENTS OR INFORMATION

         This Form 10-K includes certain statements that are forward-looking statements. Statements included or incorporated by reference in this Form 10-K which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and other development trends of industry segments in which the Company is active, business strategy, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. Although the Company believes it has made reasonable assumptions within the bounds of its knowledge of its business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements. Many of these factors have previously been identified in filings or statements made by or on behalf of the Company.

         All phases of the Company's operations are subject to influence outside its control. Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include: competitive pressures, inflation, consumer spending trends and habits, laws and regulations affecting labor and employee benefit costs, interest rate fluctuations and other capital market conditions. Forward-looking statements made by or on behalf of the Company are based on a knowledge of its business and the environment in which it operates, but because of the factors listed above, actual results may differ from those in the forward-looking statements. Consequently, all of the forward-looking statements made are qualified by these and other cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

ACQUISITIONS

         During 1998, the Company continued the expansion of its business with the acquisition of 81 theaters (372 screens) and the construction of three theaters (18 screens). The Company anticipates that its future growth will come primarily through the development of new specialty motion picture theaters and selected strategic acquisitions.

         In December 1997, the Company entered into a definitive agreement (the "Landmark Asset Purchase Agreement") with Metromedia International Group, Inc. ("Metromedia") to acquire the assets of

Landmark. On April 17, 1998, the Company acquired the assets of The Landmark Theatre Group for cash consideration of approximately $62.5 million. Landmark, with 140 screens at 49 locations, is the largest exhibitor of specialty motion pictures in the United States, with theaters located in California, Colorado, Louisiana, Massachusetts, Missouri, Michigan, Minnesota, Ohio, Texas, Washington and Wisconsin.

         In January 1998, the Company entered into a definitive agreement (the "StarTime Asset Purchase Agreement") with StarTime Cinema, Inc. ("StarTime") to acquire 202 screens at 27 locations operating predominately under the name Super Saver Cinemas. On April 2, 1998, the Company completed the acquisition for approximately $22.3 million. The theaters acquired from StarTime Cinema, Inc. are second-run theaters located in Arizona, California, Colorado, Florida, Nebraska, New York, Ohio, Oklahoma, Texas and Wisconsin.

         In March 1998, the Company entered into agreements with AMC Entertainment, Inc. ("AMC") to acquire 17 screens at three theaters for approximately $1.6 million. These theaters include one specialty-film theater in Michigan and two second-run theaters in Texas. Pursuant to the AMC Acquisition, the Company purchased one of these theaters in Texas in February 1998 and another in March 1998 and the theater in Michigan in April 1998.

         In May 1998, the Company purchased one theater with twelve screens out of bankruptcy for approximately $3.5 million. The second-run theater, located in El Paso, Texas was previously owned by Movies One, Inc.

         In June 1998, the Company entered into a management agreement whereby it manages the operations of the single-screen theater located in California for a fixed monthly fee.

         In November 1998 the Company entered into a Stock Purchase Agreement with Dinger Brothers, Inc. to acquire a 4-screen specialty-film theater in Texas. In January 1999, the Company completed the acquisition for approximately $0.8 million.

CLOSINGS / IMPAIRMENT / DISPOSITIONS

         The Company periodically reviews the profitability of each of its theaters in conjunction with the lease provisions to determine whether to continue their operations. Since January 1, 1998, the Company has closed or not renewed leases for four second-run theaters (17 screens) and two specialty theaters (4 screens) generally as a result of unfavorable or unavailable lease renewals or individual theater performance. These closures have resulted in a $0.7 million charge. During 1998, Silver Cinemas also impaired assets at 16 second-run theaters (124 screens) and 4 first-run theaters (26 screens) based on its continuing valuation of recoverability of long-lived theater assets resulting in a charge of $3.9 million. All of these impaired theaters were acquired as part of larger acquisitions.

         On March 5, 1999, the Company sold its specialty theater in Sacramento, CA to a non-theater entity for approximately $1.6 million. The Company will continue to operate this theater on a month-to-month basis for approximately 3 months as the new owner completes plans to redevelop the site. In March 1999, the Company entered into an agreement to sell its theater in Burton, MI for approximately $2.0 million. The net proceeds from both sales are being used to continue the Company's new-build expansion program.

         The Company will continue to evaluate underperforming, and non-strategic theaters for the possibility of divestiture or restructuring.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following sets forth information with respect to securities sold by the Company for the last twelve months that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All securities sold and not registered were sold in transactions not involving a public offering under (S) 4(2) of the Securities Act. Additionally, the sale of the 10 1/2% Senior Subordinated Notes referred to below was effected in transactions exempt from the registration requirement of the Securities Act under Regulation S and Rule 144A under the Securities Act. In April 1998, the Company issued 99,595 shares of its Series A Preferred Stock and 40,500 shares of its common stock to Brentwood Associates Buyout Fund II, L.P. for $10.0 million. In April 1998, the Company issued 29,878 shares of its Series A Preferred Stock and 12,151 shares of its common stock to DLJ Fund Investment Partners II, L.P. for $3.0 million. In November 1998, the Company issued 74,754 shares of its Series A Preferred Stock and 24,603 shares of its common stock to Brentwood Associates Buyout Fund II, L.P. for $7.5 million. On September 2, 1998, the Company's Registration Statement on Form S-4 (File No. 333-56903) became effective relating to an offering (the "Exchange Offering") to exchange 10 1/2 Senior Subordinated Notes (which are registered under the Securities Act) for its then outstanding 10 1/2 Senior Subordinated Notes due 2005 (the "Old Notes"), which were initially offered (the "Old Notes Offering") and sold by the Company in April 1998 in a transaction exempt from registration under the Federal Securities Laws. The initial purchasers in the Old Notes Offering were Donaldson, Lufkin and Jenrette Securities Corporation, BT Alex. Brown Incorporated and Bear, Stearns & Co. Inc. The Company did not receive any proceeds from the Exchange Offering but did receive net proceeds of approximately $96.0 million from the sale of the Old Notes. The total proceeds were used by the Company to (i) repay $2.6 million of the Company's outstanding indebtedness under its former credit facility, (ii) finance the Landmark Acquisition, the StarTime Acquisition and the AMC Acquisition, (iii) pay a portion of construction and other expenses relating to the Company's theater building program and (iv) fund general corporate activities.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company is principally engaged in the operation of movie theaters which serve our customers primarily through the operation of two segments.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in the current year. We identify our segments based on type of film exhibited and management responsibility. The Landmark segment operates specialty motion picture theaters and the Silver Cinemas segment operates primarily second-run theaters. For the financial results of the Company's operating segments, see Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II of this annual report.

(c) NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

         The Company is the largest exhibitor of specialty motion pictures and one of the largest operators of second-run theaters in the United States. At March 22, 1999, the Company operated 106 theaters with 538 screens located in nineteen states. The 106 theaters are comprised of the Landmark segment's 52 specialty motion picture theaters, and the Silver Cinemas segment's 43 second-run theaters and 11 first-run theaters. The Company's strategy is to acquire theaters in under-served markets, to upgrade and expand theaters to provide a high-quality movie-going experience and to improve the profitability of theaters by combining certain administrative functions, obtaining volume discounts and implementing tighter operating controls.

         Landmark's specialty-film theaters exhibit alternatives to commercial first-run movies. The specialty-film niche is composed of art films, foreign pictures and independent releases such as Life is Beautiful, Shakespeare in Love, Gods and Monsters and Elizabeth which are generally released in limited numbers to selected markets. Studios such as Disney, Universal, Sony, Paramount, Twentieth Century Fox and New Line have begun to distribute specialty-films through dedicated distribution subsidiaries (Miramax, October Films, Sony Pictures Classics, Paramount's specialty-film division, Fox Searchlight Pictures and Fine Line, respectively). Management believes that the recent success of independent films in garnering Academy Award nominations and Academy Awards will further drive independent film production, particularly from these "independent" subsidiaries which seek the recognition of these prestigious, high profile awards. According to Exhibitor Relations Company, Inc., the number of new films released by independent producers and distributors has increased from 158 in 1992 to 295 in 1997. In addition to the prestige of the Academy Awards, the generally lower budgets and higher potential returns on capital invested in specialty films makes the production of these films financially appealing to the studios. Specialty films are also attractive to exhibitors since the specialty-film niche tends to benefit from higher average admission prices and lower film rental expense than first-run operators, resulting in higher operating margins. Finally, the specialty-film niche, which generally appeals to more mature and upscale audiences, is expected to continue to benefit from favorable demographic trends as a result of the aging of the "baby boom" generation.

         Silver Cinemas' second-run theaters offer major studio productions, generally six to ten weeks after their initial release dates, at significantly lower admission prices than commercial first-run theaters, making their revenues less susceptible to economic recession. Silver Cinemas enjoys more favorable film booking arrangements and film buying terms at its second-run theaters than its commercial first-run counterparts. With far fewer second-run screens than first-run screens nationwide, there is typically little competition for prints of commercial films, enabling Silver Cinemas to screen its choice of successful commercial films. First-run theaters, on the other hand, must aggressively compete for films from distributors and generally screen only a subset of new releases. In addition to its film booking advantage, Silver Cinemas' second-run theaters also benefit from lower film rental expense and a larger proportion of high-margin concession sales as a percentage of overall revenue. Finally, Silver Cinemas' lower admission prices for its second-run theaters appeal especially to teen audiences and older patrons, segments of the population which are expected to experience steady growth over the next decade.

BUSINESS STRATEGY

         The Company's strategy is to increase revenue and cash flow by (i) acquiring specialty motion picture theaters, (ii) improving operations at acquired theaters, (iii) building new state-of-the-art specialty film multiplexes in selected markets, and (iv) adding additional screens, seating capacity, state-of-the-art sound and projection systems, and other exhibition or concession equipment at its existing theaters.

         Capitalize on Leading Position in Specialty-Film Segment. Landmark is the largest exhibitor of specialty motion pictures and the only specialty-film exhibitor with a national presence. Landmark has a leading presence in, among others, the following major markets: Los Angeles, San Francisco, Boston, Dallas, Houston, Seattle, San Diego, Minneapolis, St, Louis, Denver, Detroit, Milwaukee and New Orleans. Landmark plans to use its experience in the specialty-film niche to establish a presence in the following strategic new markets: Chicago, New York, and Washington D.C. Landmark achieved its leading presence by developing strong relationships with specialty-film distributors, many of whom rely on the Company's expertise in distributing and marketing specialty films. These relationships enable Landmark to secure film prints in limited release and secure a period of exclusivity in exhibiting selected new films in many of its markets. For example, for films such as Shakespeare in Love, Life is Beautiful and Elizabeth the Company had exclusive rights to the films for up to three weeks in selected markets.

         Leverage Existing Infrastructure and Control Operating Costs. The Company has successfully integrated and improved the operations of its acquisitions. Management believes significant opportunities exist to leverage its existing infrastructure over future acquisitions and realize significant operating improvements through the implementation of superior operating procedures, management oversight and its state-of-the-art management information system. Specific areas of improvement include (i) labor scheduling, (ii) film selection and lineup, (iii) cash control, (iv) pricing policies, and (v) purchasing discounts on concession contracts. Additionally, many of the smaller theater chains lack the sophisticated information systems employed by the Company, which the Company believes are necessary to effectively manage a geographically diverse group of theaters.

         Expand Established Second-Run Operations. Silver Cinemas believes it is the leading operator of second-run theaters in its markets, operating 43 second-run theaters with 309 screens in 13 states. By offering patrons a high-quality alternative to commercial first-run exhibitors at a low price, Silver Cinemas avoids direct competition with commercial first-run theaters. In addition, the second-run niche offers other attractive characteristics which include (i) lower film costs as a percentage of admission revenue, (ii) greater percentage of total revenue from high margin concessions, (iii) greater recession resistance due to lower admission prices, and (iv) lower seasonal variability than commercial first-run exhibitors due to a staggered film release schedule.

         Provide a Superior Movie-Going Experience. The Company seeks to provide audiences with a high quality viewing experience, comparable to that available at new commercial first-run theaters. To enhance the movie-going experience, the Company invests in high quality projection and stereo sound equipment, comfortable chairs with wide seats and cupholder armrests, and appealing lobby and concession areas. Since many competitors in the specialty-film and second-run exhibition niches do not focus on these aspects of operations, management believes that this strategy provides it with a distinct competitive advantage.

         Pursue Attractive Construction Opportunities. The Company continually evaluates existing and new markets for new theater locations for specialty-film theaters. The Company generally seeks to develop theaters in markets that are under-served as a result of changing demographic trends or the aging or obsolescence of existing theaters. Some of the factors management considers in determining whether to develop a theater in a particular location are the market's population, average household income, education levels, proximity to retail corridors, convenient roadway access, proximity to competing theaters, and the effect on the Company's existing theaters in the market, if any.

          Pursue Strategic Acquisitions. The Company intends to continue to selectively acquire and integrate theaters primarily in the specialty-film niche. Management believes that there are many attractive acquisition candidates in the highly fragmented exhibition industry. Management believes that the recent consolidation trend in the exhibition industry is driving many major exhibitors to dispose of non-core properties, many of which are specialty-film or second run theaters that do not fit those companies' commercial first-run strategies.

RECENT ACQUISITIONS

         From its inception through December 31, 1997, the Company completed seven acquisitions, representing 26 theaters with an aggregate of 154 screens. During 1998, the Company continued the expansion of its business with the acquisition of 81 theaters (372 screens) and the construction of three theaters (18 screens). The Company anticipates that its future growth will come primarily through the development of new specialty motion picture theaters and selected strategic acquisitions.

         The following table sets forth the Company's completed acquisitions since its inception in June 1996.

Date                      Seller                   Theaters    Screens                              State
-----------------------   --------------------   ----------    ----------   --------------------------------------
November 1996             Movie One                       4           22    NM, TX

November 1996             MI Theaters                    14           80    LA, FL, OK, TX

January 1997              Cinamerica                      1            6    CA

January 1997              Wometco                         2           19    FL

April 1997                Hoyts                           2           12    NY, VT

May 1997                  United Artists                  1            4    TX

September 1997            Westminster (1)                 2           11    CO

April 1998                AMC                             3           17    MI, TX

April 1998                StarTime                       27          202    AZ, CA, CO, FL, NE, NY, OH, OK, TX, WI

April 1998                Landmark                       49          140    CA, CO, LA, MA, MI, MN, OH, TX, WA, WI

May 1998                  US District Court               1           12    TX

June 1998                 Checci Gori (2)                 1            1    CA

January 1999              Dinger Bros.                    1            4    TX
                                                 ==========   ==========
                                                        108          530
                                                 ==========   ==========

----------------------

(1) Operated pursuant to a management agreement from September 1997 to August 1998.

(2)      Theater currently operated pursuant to a management agreement.

PENDING THEATER CONSTRUCTION

         The Company continually evaluates existing and new markets for the construction and expansion of specialty-film theaters. The Company generally seeks to develop theaters in markets that are under-served as a result of changing demographic trends or the aging or obsolescence of existing theaters. Some of the factors management considers in determining whether to develop a theater in a particular location are the market's population, average household income, education levels, proximity to retail corridors, convenient roadway access, proximity to competing theaters, and the effect on the Company's existing theaters in the market, if any.

         The Company completed the construction of its first multiplex theater with ten screens in Des Moines, Iowa in June 1997. The Company also completed the expansion of its existing facility in LaPlace, Louisiana in September 1997, which increased the number of screens from six to seven and the number of seats from 734 to 970. In June 1998, the Company opened two, six-screen theatres in Waltham, Massachusetts and St. Louis, Missouri. In November 1998, the Company opened a six-screen theater in Burton, Michigan.

         In addition, the Company has executed leases for the construction of three specialty theatres with 20 screens in New York City, NY Chicago, IL and Washington D.C. and two second-run theaters with 14 screens in Joliet, IL and Roseville, MI.

         The following table summarizes the Company's completed expansions of existing theaters and construction of new theaters since its inception in June 1996.

COMPLETED THEATER CONSTRUCTION AND EXPANSION

                                                                                                   ADDITIONAL
DATE                         LOCATION                FORMAT            TYPE OF PROJECT             SCREENS
-------------------------------------------------------------------------------------------------------------
June 1997                    Des Moines, IA          Second-run        New Theater                 10
September 1997               LaPlace, LA             Second-run        Addition                    1
May 1998                     St. Louis, MO           Specialty         New Theater                 6
May 1998                     Waltham, MA             Specialty         New Theater                 6
June 1998                    Yukon, OK               Second-run        Conversion to Stadium      --
November 1998                Burton, MI              First-run         New Theater                 6

OVERVIEW OF THE EXHIBITION INDUSTRY

         The domestic motion picture exhibition industry is comprised of approximately 535 exhibitors, approximately 288 of which operate four or more screens at one or more locations, according to the National Association of Theater Owners ("NATO"). As of May 1998, the ten largest exhibitors (in terms of number of screens) controlled approximately 55% of the total screens in the United States, with no single exhibitor controlling more than 9% of the total screens.

         According to data released by the Motion Picture Association of America (the "MPAA"), the total U.S. box office sales of approximately $6.95 billion in 1998 was a record for the exhibition industry. Attendance and domestic box office revenue have grown since 1992 at compounded annual growth rates of approximately 4.0% and 6.1%, respectively. The following table summarizes the recent historical trends in U.S. theater attendance, average ticket price, and box office sales since 1992.

                          U.S. EXHIBITION STATISTICS

                              Avg. Ticket       Box Office
             Attendance           Price            Sales
Year         (Millions)        (Dollars)        (Millions)
---------  ---------------  ----------------   --------------
1992               $1,173             $4.15           $4,871

1993                1,244              4.14            5,154

1994                1,292              4.18            5,396

1995                1,263              4.35            5,493

1996                1,339              4.41            5,911

1997                1,388              4.59            6,366

1998                1,480              4.70            6,950

         As a result of increased revenues from the successful release of films in both movie theaters and other distribution channels, film production companies have increased the number of films being produced in recent years. Revenues from all distribution channels grew by more than 250% over the past ten years to $20 billion in 1996. The increased revenue potential from film distribution in recent years can be attributed to increased demand resulting from the domestic and international growth of the motion picture exhibition industry and the home video industry, and the significantly increased channel capacity created by enhanced cable and satellite-based transmission systems.

         Management believes that the recent critical and commercial success of smaller budget, independent films will continue to support independent film production, particularly from the "independent" subsidiaries of major studios which desire the recognition of these prestigious, high profile awards. Independent producers and distributors such as (i) Gramercy Pictures ("Gramercy"), (ii) Turner Pictures, which includes New Line Distribution, Inc. ("New Line"), Fine Line Features ("Fine Line"), and Castle Rock Entertainment, and (iii) Dreamworks SKG, the highly publicized partnership among Jeffrey Katzenberg,

Steven Spielberg and David Geffen, should help maintain film production at a high level. These independent film producers, along with the "independent" subsidiaries of the major distributors such as Miramax Films, Inc. ("Miramax") which is owned by Buena Vista Pictures Distribution, Inc. ("Buena Vista"), October Films ("October") which is owned by Universal Pictures ("Universal"), the new specialty film division of Paramount Pictures, Sony Pictures Classics ("Sony Classics") which is owned by Sony Pictures Releasing ("Sony"), and Fox Searchlight Pictures ("Fox Searchlight") which is owned by Twentieth Century Fox ("Fox"), have found increasing success with Academy of Motion Picture Arts and Sciences Awards ("the Academy Awards").

OPERATIONS

LANDMARK

         Landmark is the largest exhibitor in the United States of specialty films both in terms of number of screens and number of theaters dedicated to these films. As of March 22, 1999, Landmark operates 52 theaters with 156 screens dedicated to specialty-films in California, Colorado, Louisiana, Massachusetts, Michigan, Minnesota, Ohio, Missouri, Texas, Washington, and Wisconsin. Landmark holds the largest or second largest market share of the specialty-film exhibition business in the following major markets: Los Angeles, San Francisco, Seattle, Dallas, Houston, Denver, Minneapolis, Boston, Cleveland, Detroit, Palo Alto, Berkeley, San Diego, St. Louis, Milwaukee and New Orleans.

         The specialty-film exhibition business is the largest niche of the exhibition industry outside of traditional commercial first-run exhibition in terms of box office revenue generated. In 1998, according to Entertainment Data, Inc., films released by independent distributors and "independent" subsidiaries of major distributors such as Miramax, October Films, and Fine Line generated an estimated $635 million of box office revenue. Based on Landmark's 1998 box office revenue from specialty-films, Landmark maintains a market share of approximately 7% of the total box office revenue generated by specialty-films.

         The following table presents a summary of selected recent films for which Landmark has been responsible for a significant portion of the total domestic gross box office, as of December 1998.

SELECTED INDEPENDENT FILM REVENUE GENERATED AT LANDMARK THEATERS


                                                                               Gross Box Office            Landmark
                                                                        -----------------------------    Percentage of
   Year                    Film                     Distributor           National       Landmark       National Gross
------------   ----------------------------  ------------------------   -------------  --------------  ------------------
                                                                               (In Thousands)
       1998    PI                            Artisan Releasing             $3,221          $899            27.9%

       1998    Lolita                        Samual Goldwyn                 1,476           375             25.4

       1998    High Art                      October                        1,937           456             23.5

       1998    Smoke Signals                 Miramax                        6,888         1,587             23.0

       1998    Opposite of Sex               Sony Classics                  6,367         1,121             17.6

       1998    Happiness                     Good Machine                   2,757           581             21.1

       1998    Spanish Prisoner              Sony Classics                 10,272         1,691             16.5

       1997    Shall We Dance                Miramax                        6,479         1,290             19.9

       1997    Kolya                         Miramax                        5,731         1,060             18.5

       1997    Waiting for Guffman           Sony Classics                  2,893         1,162             40.2

SILVER CINEMAS

         Silver Cinemas is one of the largest exhibitors of second-run films in the United States in terms of number of screens, operating 43 theaters and 309 screens dedicated to the second-run format in Arizona, California, Colorado, Florida, Louisiana, Nebraska, New Mexico, New York, Ohio, Oklahoma, Texas, Vermont, and Wisconsin.

         Silver Cinemas' second-run theaters typically charge admission prices of $1.00 to $2.00 but provide many of the same amenities to customers as first-run theaters. Silver Cinemas' second-run theaters typically offer wall-to-wall screens, comfortable seating with cupholder armrests, stereo sound, attractive concession stands, clean and inviting lobby areas, and video games or game rooms. Management believes that offering this type of "first-run quality" theatrical experience for a second-run price is the key to generating large audiences at second-run theaters and subsequently increasing the profitability of the theaters. Silver Cinemas' second-run theaters benefit from lower film costs and a greater proportion of total revenue from concession sales than at comparable first-run theaters.

         Management believes that its second-run theaters appeal to many customer groups, but in particular allow it to serve (i) families with children,
(ii) patrons who miss a film during its first-run exhibition, and (iii) customers who may not be able to afford to attend first-run theaters on a frequent basis.

         In addition to being able to draw customers from a wider group of potential moviegoers, second-run theaters tend to enjoy better film booking arrangements and film buying terms than their commercial first-run counterparts. Film rental costs are generally significantly lower in the second-run format than in the first-run format. Due to the smaller number of second-run screens in comparison with the number of first-run screens in the country, there is typically very little competition among second-run theaters for prints of commercially successful films. In addition, each second-run theater typically comprises its own film zone. As a result, Silver Cinemas' second-run theaters generally benefit from the ability to screen all successful commercial films, as opposed to the average commercial first-run theater which receives only a subset of these movies.

CONCESSIONS

         Concession sales are the second largest source of revenue for the Company after box office admissions, representing approximately 30.6% of total combined revenues for the year ended December 31, 1998. The Company has devoted considerable management effort to increasing concession sales and improving the income margins from concession sales. These efforts include implementation of the following strategies:

- Optimization of product mix. The Company's primary concession products include popcorn, soft drinks and candy sold at each of the Company's theaters. In addition, different varieties and brands of candy and other concession items are offered at theaters based on preferences in a particular geographic region. The Company has also implemented "combo meals" and "movie meals" for children and senior citizens, both of which offer a pre-selected assortment of concession products for a slightly discounted price. Management believes that these concession packages tend to increase overall concession revenue.

- Introduction of new products. The Company continues to evaluate and introduce new concession products designed to attract additional concession purchases. Management considers adding new products in many locations, including bottled water, bulk candy, frozen yogurt and ice cream.

- Staff training. Employees are continually trained in "cross-selling" and "upselling" techniques. This training occurs through on-the-job training.

- Theater design. New theaters are designed to include multiple point-of-sale terminals at the concession stand, making it easier to serve large numbers of customers rapidly. Strategic placement of large concession stands with fast-flow drink dispenser heads within theaters heightens their visibility, aids in reducing the length of concession lines and improves traffic flow around the concession stands.

- Price Points. The Company continually reviews product size and price points of its concession offerings. In several locations, the product sizes offered and prices charged have been reduced to stimulate demand.

- Cost control. The Company negotiates prices for its concession supplies with concession distributors on a bulk rate. The concession distributors provide inventory and distribution services to the theaters, which place volume orders directly with the concession distributors. The concession distributors are paid a fee for such service equal to a percentage of the Company's concession supply purchases. The Company believes that utilization of concession distributors is more cost effective than establishing a concession warehousing network owned by the Company.

FILM LICENSING

         The Company licenses films from distributors on a film-by-film, theater-by-theater basis. Film buyers negotiate directly with major distributors and independent distributors on behalf of the Company. Successful licensing depends in part upon the exhibitor's knowledge of trends and historical film preferences of the residents in the market served by each theater, as well as on the availability of commercially successful motion pictures. The Company's film buyers have significant experience in the theater industry and have developed long-standing relationships with distributors.

         Landmark's specialty-film theaters license films primarily from independent film distributors, foreign film distributors, and "independent" subsidiaries of major film distributors (collectively "independent distributors"). Similar to the major film distributors, independent distributors typically establish geographic film licensing zones and allocate each available film to a single theater within that zone. The size of a film zone is generally determined by the population density, demographics and box office potential of a particular market or region, and can range from a radius of approximately five miles in metropolitan and suburban markets to up to 15 miles in smaller towns. In general, the major distributors try to place a print of each wide-release film in as many film zones as possible (often exceeding 3,000 prints), whereas independent distributors typically exhibit their films in 300 or fewer zones.

         The limited number of prints available of specialty films makes the runs of these films generally more exclusive in any given market. Management believes, however, that due to its significant presence in the specialty-film niche, Landmark has been able to and will continue to be able to secure an adequate number of prints of films that it feels will be successful. Management also believes that its large percentage of total national box office of specialty films gives Landmark the ability to negotiate more favorable film rental agreements than most other specialty-film exhibitors. For example, for films such as Shakespeare in Love, Life is Beautiful and Waking Ned Devine, Landmark had exclusive rights to the films for up to three weeks in selected markets.

         Silver Cinemas' second-run theaters generally enjoy better film booking arrangements and film buying terms than comparable commercial first-run theaters. Film rental costs are generally significantly lower in the second-run format than in the first-run format, and Silver Cinemas has had no difficulty to date in securing the films that it believed would be most successful in its respective markets. Due to the smaller number of second-run screens in comparison with the number of first-run screens nationwide, there is typically very little competition among second-run theaters for prints of commercially successful films. In addition, each second-run theater typically comprises its own film zone. As a result, Silver Cinemas' second-run theaters generally benefit from the ability to screen all successful commercial films, as opposed to the average commercial first-run theater which receives only a subset of these movies. Based on the different film release schedule in the second-run format, management also has the benefit of knowing how successful each film was in its first run prior to committing to that film for a second run.

MARKETING

         In order to attract customers, the Company relies principally on newspaper display advertisements (substantially paid for by film distributors) and newspaper directory film schedules (generally paid for by the Company) to inform customers of film titles and show times. Newspaper directory film display advertisements are typically displayed in a single group for all of the Company's theaters located in the newspaper's circulation area. Radio and television advertising spots (generally paid for by film distributors) are used to promote certain movies and special events. The Company also exhibits previews of coming attractions and films presently playing on other screens it operates in the same theater or market. Upon the opening of a new theater, the Company undertakes additional one-time marketing efforts, such as special promotions, advertising and contests.

COMPETITION

         The domestic motion picture exhibition industry is highly competitive, particularly in licensing films, attracting patrons and finding new theater sites. According to NATO, there are approximately 535 exhibitors, of which approximately 288 operate four or more screens at one or more locations. As of May 1998, the ten largest exhibitors (in terms of number of screens) controlled approximately 55% of the total screens in the United States, with no single exhibitor controlling more than 9% of the total screens. Industry participants vary substantially in size, from small independent operators of single screen theaters to large national chains of multi-screen theaters affiliated with large entertainment conglomerates.

         Landmark is the largest exhibitor of specialty motion pictures in the United States based on the number of screens dedicated to these films and in terms of box office revenue generated from these films. In addition, Landmark is one of the largest second-run exhibitors in the United States based on the number of screens. The Company competes against local, regional, and national exhibitors, most of which have been in existence significantly longer than the Company and many of which have substantially greater financial resources than the Company.

         The Company competes for film based on the location of its theaters and number of competitors within its film zones. In film zones where the Company has little or no direct competition, management selects those pictures that it believes will be most successful in its markets from those offered to it by distributors. In addition, Landmark is granted a period of exclusivity in its area for selected specialty films at many of its specialty-film theaters. Silver Cinemas faces little or no competition for films in any of its second-run film zones. In film zones in which the Company faces competition for films, it generally licenses films based on an allocation process. Management believes that the principal competitive factors in licensing films include: licensing terms; the seating capacity, location, quality, and reputation of an exhibitor's theaters; the quality of projection and sound equipment at the theaters; and the exhibitor's ability and willingness to promote the films.

         The Company competes for customers based on the availability of popular films, the location of theaters, the comfort and quality of theaters, and ticket prices. Management believes that its admission prices are competitive with admission prices of respective competing theaters.

Management believes that the public will continue to recognize the advantages of viewing a film on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the experience with a large audience. Theatrical exhibition is the primary distribution channel for new motion picture releases. Successful theatrical release of a film in international markets and in "downstream" distribution channels, such as home video, pay-per-view, pay cable, network television, and syndicated television, generally depends on successful theatrical release in the United States.

REGULATION

         The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The consent decrees resulting from those cases, to which the Company is not a party, have a material impact on the industry and the Company. These consent decrees bind certain motion picture distributors and require the films of such distributors to be offered and licensed to exhibitors, including the Company, on a film-by-film and theater-by-theater basis. Consequently, the Company cannot assure itself of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for its licenses on a film-by-film and theater-by-theater basis.

         The Company is subject to various general regulations applicable to its operations including the Americans with Disabilities Act (the "ADA"). The Company is not currently aware of any pending or threatened action which will have a material adverse effect on the Company's financial condition, results of operations and cash flows.

EMPLOYEES

         The Company has approximately 2,300 employees, of which approximately 85% are part-time employees who are paid on an hourly basis. The International Alliance of Theatrical Stage Employees pursuant to collective bargaining agreements represents film projectionists at certain of the Company's theaters in California, Colorado, Ohio, Massachusetts, Minnesota, Texas, and Washington. In addition, the Theatrical Janitors Union represents janitors at the Company's theater in Berkeley, California. These collective bargaining agreements, which cover an aggregate of 56 of the Company's employees, expire at various periods through 2001. The Company believes its relations with its employees are good. The Company's expansion into new markets may increase the number of employees represented by unions.

ITEM 2.  PROPERTIES

PROPERTIES

         Of the 106 theaters operated by the Company, 92 were leased, 10 were owned, three buildings were owned by the Company on properties covered by ground leases, and one is operated pursuant to a management agreement. The Company's leases typically have remaining terms from one to 25 years, with options to extend the leases for up to ten additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theater's revenue above a base amount and require the Company to pay for property taxes, maintenance, insurance and certain other property-related expense during the term of the lease. The terms are negotiated at the signing of the lease.

         During the next five years approximately 51 theater leases (representing 217 screens) will expire, representing approximately 48% of all the Company's theaters (40% of all screens). Of those coming due within the next five years, leases at 36 theaters (representing 169 screens) will be subject to renewal options, 6 theaters (representing 25 screens) are currently operated on a month to month basis and 9 theaters (representing 23 screens) currently have no renewal options.

         The majority of the concessions, projection, seating, and other related equipment required for each of the Company's theaters is owned.

         The Company leases office space in Addison, Texas and Los Angeles, California for its corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         From time to time the Company is involved in legal proceedings arising from the ordinary course of its business operations. The Company does not believe that the resolution of these proceedings will have a material adverse effect on the Company's financial condition, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's Common or Preferred Stock. As of March 15, 1999, there were 15 holders of record of the Company's Common Stock and 9 holders of the Company's Preferred Stock. The Company has not paid dividends on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The Senior Subordinated Notes Indenture contains restrictions on the Company's ability to pay dividends on its Common and Preferred Stock. The Company's Preferred Stock accrues a $6.00 cumulative annual dividend on each outstanding share and is payable if earned and declared, if the preferred stock is redeemed or if the Company is liquidated. As of December 31, 1998 and 1997, aggregate Series A Preferred Stock dividends of $2,776,235 and $1,213,131 are accrued and unpaid.

ITEM 6.  SELECTED FINANCIAL DATA

THE COMPANY

         The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated for the years ended December 31, 1998 and 1997 and for the period from May 10, 1996 (date of inception) to December 31, 1996. This information should be read in conjunction with "Management Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

                                                                          Period From
                                                                          May 10, 1996
                                                                       (Date of Inception)   Year Ended      Year Ended
                                                                         to December 31,    December 31,     December 31,
                                                                              1996             1997             1998
                                                                          ------------     ------------     ------------
                                                                          (In Thousands, except theater and screen data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
     Revenues .........................................................   $      1,420     $     18,762     $     77,216
     Theater operating costs ..........................................          1,219           16,102           67,778
     General and administrative expenses ..............................            577            1,901            6,272
     Depreciation and amortization ....................................            103            1,479            6,507
     Asset impairment charge ..........................................                                            4,580
     Operating loss ...................................................           (479)            (720)          (7,921)
     Interest expense .................................................                             353            7,940
     Amortization of debt issue costs .................................                              55            1,469
     Net loss .........................................................           (382)          (1,173)         (16,786)

CONSOLIDATED OTHER FINANCIAL DATA:
     Deficiency of earnings to fixed charges (1) ......................   $        382     $      1,156     $     16,786
     Theater level cash flow (2) ......................................            201            2,660            9,438
     Theater level cash flow margin (3) ...............................           14.2%            14.2%            12.2%
     EBITDA (4) .......................................................   $       (376)    $        759     $      3,166
     Cash flow from (used for):
        Operating .....................................................   $        733              757     $     (3,935)
        Investing .....................................................        (13,180)          (9,047)        (102,546)
        Financing .....................................................         17,156            3,857          109,086
     Capital Expenditures (5) .........................................   $        182     $      4,556     $      7,934

THEATER DATA:
     Theaters .........................................................             18               27              105
     Screens ..........................................................            102              165              534

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
     Cash and cash equivalents ........................................                    $        276     $      2,881
     Theater properties and equipment -- net ..........................                           8,688           66,913
     Total assets .....................................................                          21,927          132,392
     Total long-term debt and capital leases, including current portion                           6,597          107,139
     Stockholders' equity .............................................                          13,633           17,585

(1) Earnings consist of net loss before taxes, plus fixed charges. Fixed charges consist of interest expense, amortization of debt issuance costs and one third of rent expense on operating leases treated as representative of the interest factor attributable to rent expense.

(2) Theater level cash flow represents operating income plus depreciation and amortization plus asset impairment charge plus general and administrative expenses. The Company believes theater level cash flow provides useful information regarding the Company's ability to generate cash flow at the theater level; however, theater level cash flow does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for cash flow from operations as an indicator of operating performance or as a measure of liquidity.

(3) Theater level cash flow margin represents theater level cash flow divided by revenues.

(4) EBITDA represents operating income plus depreciation and amortization plus asset impairment charge. The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income as an indicator of the Company's operating performance, cash flow or as a measure of liquidity.

(5) Capital expenditures includes only the amounts expended for purchases of property and equipment.

LANDMARK

         The following table sets forth selected consolidated financial and operating data for Landmark derived from audited financial statements for the periods ended December 31, 1997, December 31, 1996, June 30, 1996, March 31, 1996 and March 31, 1995, and from unaudited financial statements for the nine months ended December 31, 1998 and three months ended March 31, 1998. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." A major portion of the Company's business and assets was acquired from Landmark, and for accounting purposes only, Landmark should be considered a predecessor of Company pursuant to Rule 405 of regulation C of the Securities Act.

                                                                         Three        Six                     Three        Nine
                                                                         Months      Months                   Months      Months
                                                Year Ended  Year Ended   Ended       Ended       Year Ended   Ended        Ended
                                                 March 31,   March 31,  June 30,  December 31,  December 31, March 31,  December 31,
                                                   1995        1996       1996        1996          1997       1998         1998
                                                ----------- ----------- --------  ------------  ------------ ---------  ------------
                                                                (In thousands, except theater, screens and ratio data)

                                                    (Predecessor)                    (Second Predecessor)                (Successor)
                                                --------------------------------  ------------------------------------   -----------
Consolidated Statement of Operations Data:
    Revenues .................................     $46,401     $51,143   $11,576     $29,581       $56,954    $15,660     $ 39,804
    Theater operating costs ..................      37,654      42,105    10,244      23,305        45,822     12,194       32,654
    General and administrative expenses ......       3,634       4,225     1,189       2,426         5,191      1,357        2,631
    Depreciation and amortization ............       3,241       3,569       906       2,237         4,929      1,290        3,272
    Operating income (loss) ..................       1,872       1,244      (763)      1,613         1,012        819        1,178
    Interest expense .........................         516         716       237         458           748        162         (360)
    Net income (loss) ........................         700         207      (647)        495          (232)       265          924

Consolidated Other Financial Data:
    Ratio of earnings to fixed charges (1) ...        1.54x       1.18x                 1.69x         1.09x      1.93x         N/A
    Deficiency of earnings available to cover
       fixed charges (1)                                                 $(1,000)
    Theater level cash flow (2) ..............     $ 8,747     $ 9,038     1,332     $ 6,276       $11,132    $ 3,466     $  7,187
    Theater level cash flow margin (3) .......        18.9%       17.7%     11.5%       21.2%         19.5%      22.1%       18.0%
    EBITDA (4) ...............................     $ 5,113     $ 4,813   $   143     $ 3,850       $ 5,941      2,109        4,585

Theater Data:
    Theaters .................................          50          52        52          50            49         49           51
    Screens ..................................         125         140       140         138           140        140          152

Consolidated Balance Sheet Data
    (at Period End):
    Theater properties and equipment -- net                                          $35,632       $35,023    $35,795     $ 42,587
    Total assets                                                                      61,476        60,749     59,835       79,865

(1) Earnings consist of net income before taxes, plus fixed charges. Fixed charges consist of interest expense, and one third of rent expense on operating leases treated as representative of the interest factor attributable to rent expense.

(2) Theater level cash flow represents operating income plus depreciation and amortization plus general and administrative expenses. The Company believes theater level cash flow, provides useful information regarding the Company's ability to generate cash flow at the theater level; however, theater level cash flow does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for cash flow from operations as an indicator of operating performance or as a measure of liquidity.

(3) Theater level cash flow margin represents theater level cash flow divided by revenues.

(4) EBITDA represents operating income plus depreciation and amortization. The Company believes that EBITDA provides useful information regarding the Company's ability to service its debt; however, EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as a substitute for net income as an indicator of the Company's operating performance, cash flow or as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         The following analysis of the financial condition and results of operations of the Company and Landmark and Silver Cinemas should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

         Since inception in May 1996, the Company has experienced rapid revenue growth through theater acquisition and the development of new theaters. During fiscal year 1996, the Company acquired 18 theaters with 102 screens. During fiscal year 1997, the Company acquired eight additional theaters with a total of 52 screens, constructed one theater with ten screens and added one screen to an existing theater. In the current fiscal year through December 31, 1998, the Company has acquired 81 theaters with 372 screens, opened three newly constructed theaters with 18 screens, closed 4 theaters with 10 screens, and terminated the management agreement on 2 theaters with 11 screens, bringing the Company's total theater and screen count to 105 and 534 respectively. The Company expects that its future revenue growth will be derived primarily from the operation of its existing theaters, the acquisition and construction of specialty theaters and the addition of screens and seating to existing theaters.

         In 1998, the Company incurred a net loss of $16.8 million compared with a net loss in 1997 of $1.2 million. The loss in 1998 included charges totaling $4.6 million for the impairment of value of certain theaters. Excluding the impairment charges, the net loss in 1998 increased 917% to $12.2 million from the loss in 1997.

         The impairment charges of $4.6 million to operating expenses reflect the impairment of value which was composed of noncash write-downs of goodwill of $2.8 million and theater properties and equipment of $1.6 million and other costs totaling $0.2 million.

         The consolidated operating loss in 1998 was $7.9 million, compared with a operating loss of $0.7 million a year ago. Excluding the impairment charges, operating loss increased 371% from 1997. Revenues in 1998 grew $58.4 million, or 311%, to $77.2 million, as a result of the Company's acquisitions during 1998. Expenses, excluding impairment costs, increased $61.0 million, or 313%.

         In 1997, the Company incurred a net loss of $1.2 million compared with a net loss in 1996 of $0.4 million for the period from May 10, 1996 (date of inception) to December 31, 1996.

         The consolidated operating loss in 1997 was $0.7 million, compared with a operating loss of $0.5 million for the period from May 10, 1996 (date of inception) to December 31, 1996. Revenues in 1997 grew $17.4 million, or 1,243%, to $18.8 million. Expenses increased $17.6 million, or 926%.

SEGMENT DATA

         A summary of the results of operations for each of the Company's principal business segments is displayed in Note 9 to the consolidated financial statements.

         The Company's business operations are aligned into the following two segments: Landmark (Specialty Film) and Silver Cinemas (primarily second-run).

RESULTS OF OPERATIONS OF LANDMARK

         The following table sets forth information for certain predecessor and successor fiscal periods used to present, without adjustment, information for the years ended December 31, 1998, 1997 and 1996. This information is provided herein for the purpose of presenting comparisons for such periods; however, the Company makes no representations as to its usefulness for such purpose.

                            Combined                                                                     Combined
                              Year               Year           Three Months       Nine Months             Year
                              Ended              Ended             Ended              Ended                Ended
                           December 31,       December 31,        March 31,         December 31,        December 31,
                               1996               1997              1998               1998                 1998
                         ----------------   ----------------   ----------------   ----------------   -----------------
                                (First Predecessor)                                  (Successor)
Revenues:
       Admissions        $45,648     80.8%  $45,903     80.6%  $12,643     80.7%  $31,794     79.9%  $44,437      80.1%
       Concessions         9,764     17.3    10,061     17.7     2,813     18.0     7,240     18.2    10,053      18.1
       Other               1,088      1.9       990      1.7       204      1.3       770      1.9       974       1.8
                         -------  -------   -------  -------   -------  -------   -------  -------   -------    ------
            Total         56,500    100.0    56,954    100.0    15,660    100.0    39,804    100.0    55,464     100.0

Costs and expenses
     Cost of operations:
       Film rentals
         and advertising  23,478     41.6    23,212     40.8     6,201     39.6    15,298     38.4    21,499      38.8
       Cost of
         concessions       2,004      3.5     2,096      3.7       581      3.7     1,430      3.6     2,011       3.6
       Payroll and related
         expenses          8,998     15.9     9,448     16.6     2,470     15.8     6,529     16.4     8,999      16.2
       Occupancy costs     5,527      9.8     5,596      9.8     1,478      9.4     4,282     10.7     5,760      10.4
       Other theater
         operating costs   5,405      9.6     5,470      9.6     1,463      9.3     5,115     12.9     6,578      11.9
                         -------  -------   -------  -------   -------  -------   -------  -------   -------   -------
            Total         45,412     80.4    45,822     80.5    12,193     77.8    32,654     82.0    44,847      80.9

     General and
       administrative      4,972      8.8     5,191      9.1     1,357      8.7     2,631      6.6     3,988       7.2
     Depreciation and
       and amortization    4,120      7.4     4,929      8.7     1,290      8.2     3,271      8.2     4,561       8.2
     Asset Impairment                                                                  70      0.2        70       0.1
     Operating income
                         -------  -------   -------  -------   -------  -------   -------  -------   -------   -------
       (loss)            $ 1,996      3.5%  $ 1,012      1.8%  $   820      5.2%  $ 1,178      3.0%  $ 1,998       3.6%
                         =======  =======   =======  =======   =======  =======   =======  =======   =======   =======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Information for 1998 includes approximately 3 months under prior ownership, which have been added to the Company's period of ownership to derive a year of operating results. Since Landmark was operated for a partial year under current management, many of the Company's cost saving programs are not fully reflected in the 1998 results.

         Admissions revenues. Admissions revenues decreased $1.5 million or 3.2% to $44.4 million during the year ended December 31, 1998. The decreased admissions revenue was primarily the result of a 1.2% decrease in the average ticket price from $5.95 to $5.88 and an 2.0% reduction in attendance from 7,712,000 to 7,562,000. Landmark benefits from having an average ticket price that is substantially higher than the national average ticket price ($5.88 vs. $4.59 for 1997 respectively) and strong customer loyalty due to their dedication to the specialty-film market.

         Concessions revenues. Concessions revenues were flat from year to year at $10.1 million. The slight decrease in attendance was offset by a slight increase in the average concession sale per attendee from $1.30 to $1.33.

         Film and advertising expenses. Film rental and advertising expenses as a percentage of admissions revenue decreased from 50.6% to 48.4% as a result of more aggressive film settlement, the ability to extend the run of several successful releases during 1998, and more efficient recovery of advertising co-op expenses. Landmark's film rental rates are typically below film rental rates of first-run theaters, which average in the low to mid 50% range.

         Cost of concessions. Concession costs as a percentage of concession revenue decreased slightly in 1998 from 20.8% to 20.0%. Concession costs for Landmark are at the higher end of the range for theater circuits. Landmark's higher rate is partially attributable to the lower-margined specialty concession items offered (cookies, coffee, desserts), and increased spoilage. These added costs are partially offset by the Company's negotiated volume discounts on the traditional theater concession items including fountain drinks. Most of the volume discounts were put in place by the Company during the second and third quarters of 1998.

         Payroll and related expense. Payroll expense decreased from $9.4 million for the year ended December 31, 1997 to $9.0 million for the year ended December 31, 1998. Payroll per attendee, a key measure for staff efficiency, decreased from $1.23 per attendee to $1.19 per attendee. The decrease is primarily attributable to the Company's efforts to train theater managers to adjust their staffing levels to the level of business. The benefits attributable to more efficient staffing schedules were partially offset by higher staff levels for the Company's two theater openings in 1998, which typically require more staff prior to and shortly after opening.

         Occupancy costs. Occupancy costs increased from $5.6 million for the year ending December 31, 1997 to $5.8 million for the year ending December 31, 1998 primarily due to a higher theater count and contractual escalations in Landmark's operating leases.

         General and administrative expenses. General and administrative expenses decreased from $5.2 million for the year ended December 31, 1997 to $4.0 million for the year ended December 31, 1998. The decrease was primarily the result of the elimination of duplicate staff positions following the acquisition.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

         Admissions revenues. Admissions revenues increased $0.2 million or 0.5% to $45.9 million during the year ended December 31, 1997. The increased admissions revenue was primarily the result of a 4.0% increase in the average ticket price from $5.72 to $5.95, partially offset by a 3.3% reduction in attendance from 7,974,962 to 7,712,422. Landmark benefits from having an average ticket price that is substantially higher than the national average ticket price ($5.95 vs. $4.59 for 1997 respectively) and strong customer loyalty due to their dedication to the specialty-film market.

         Concessions revenues. Concessions revenues increased $0.3 million or 3.0% to $10.1 million during the year ended December 31, 1997. The increased concession revenue was primarily the result of a 6.6% increase in the average concession sale per attendee from $1.22 to $1.30, partially offset by a 3.3% reduction in attendance from 7,974,962 to 7,712,422. In addition to offering the traditional movie theater concessions of popcorn, soft drinks and candy, Landmark theaters work with local vendors to provide specialty items that cater to their customers, such as fresh pastry, specialty coffees, and desserts.

         Film and advertising expenses. Film rental and advertising expenses as a percentage of admissions revenue decreased from 51.4% to 50.6% as a result of more aggressive film settlement as well as the ability to extend the run of several successful releases during 1997. Landmark's film rental rates are typically below film rental rates of first-run theaters, which average in the low to mid 50% range. The low film rental expense combined with the above average ticket price contributes to Landmark's overall profitability.

         Cost of concessions. Concession costs as a percentage of concession revenue increased slightly in 1997 from 20.5% to 20.8%. Concession costs for Landmark are at the higher end of the range for theater circuits. Landmark's higher rate is partially attributable to the lower-margined specialty concession items offered (cookies, coffee, desserts), increased spoilage and fewer volume discounts.

         Payroll and related expense. Payroll expense increased from $9.0 million for the twelve months ended December 31, 1996 to $9.4 million for the year ended December 31, 1997. Payroll per attendee, a key measure for staff efficiency, increased from $1.13 per attendee to $1.22 per attendee. The increase is partially attributable to the addition of a dedicated ticket taker at the majority of theaters, and the opening of two new theatres, which typically require more staff prior to and shortly after opening.

         Occupancy costs. Occupancy costs were flat from the prior year at $7.1 million.

         General and administrative expenses. General and administrative expenses increased from $5.0 million for the year ended December 31, 1996 to $5.2 million for the year ended December 31, 1997. The increase was primarily the result of management bonuses, travel associated with new site development and increased corporate occupancy expenses. These increases were partially offset by a reduction in legal expenses associated with the successful defense of litigation relating to a theater lease in 1996.

RESULTS OF OPERATIONS OF SILVER CINEMAS

         The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items:

                                        Period from
                                        May 10, 1996
                                      (Date of inception)       Year Ended              Year Ended
                                        to December 31,         December 31,           December 31,
                                             1996                   1997                   1998
                                     -------------------    -------------------    -------------------
Revenues:
      Admissions                     $    787       55.4%   $ 10,368       55.3%   $ 20,333       54.4%
      Concessions                         610       43.0       8,098       43.2      16,383       43.8
      Other                                23        1.6         296        1.5         696        1.8
                                     --------   --------    --------   --------    --------   --------
           Total                        1,420      100.0      18,762      100.0      37,412      100.0

Costs and expenses
    Cost of operations:
      Film rentals                        378       26.6       4,484       23.9       7,737       20.7
      Cost of concessions                 111        7.8       1,462        7.8       2,415        6.5
      Payroll and related expenses        276       19.4       3,065       16.3       6,927       18.5
      Occupancy costs                     207       14.6       2,813       15.0       7,872       21.0
      Advertising                          46        3.2         755        4.0       1,767        4.7
      Other theater operating costs       201       14.2       3,523       18.8       8,406       22.5
                                     --------   --------    --------   --------    --------   --------
           Total                        1,219       85.8      16,102       85.8      35,124       93.9

    General & administrative              577       40.6       1,901       10.1       3,641        9.7
    Depreciation and amortization         103        7.3       1,479        7.9       3,236        8.6
    Asset impairment charges                0        0.0           0        0.0       4,510       12.1
                                     ========   ========    ========   ========    ========   ========
    Operating income (loss)          $   (479)     (33.7)%  $   (720)      (3.8)%  $ (9,099)     (24.3)%
                                     ========   ========    ========   ========    ========   ========

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Admissions Revenues. Admissions revenue increased $10.0 million or 96.1% to $20.3 million during the year ended December 31, 1998. The increased admission revenue was primarily the result of the addition of 31 newly acquired or constructed theaters representing 228 screens. The average ticket price for the circuit increased from $1.66 to $1.68 primarily as the result of the addition of one newly constructed first-run theater and a change in format from second-run to first run.

         Concession Revenues. Concession revenue increased $8.3 million or 102.3% to $16.4 million during the year ended December 31, 1998. The increased concession revenue was primarily the result of the newly acquired and constructed theaters and a 4.7% increase in the average concession sale per attendee from $1.29 to $1.35 due primarily to retail price adjustments.

         Film Rental Expenses. Film rental expenses as a percentage of admissions revenues declined slightly from 43.2% for the year ended December 31, 1997 compared to 38.1% for the year ended December 31, 1998. The decrease was primarily attributable to the acquisition of 31 second-run theaters during the year, which increased the percentage of admission revenue that was contributed by second-run theaters when compared to December 31, 1997.

         Concession Supplies Expenses. Concession costs as a percentage of concession revenue for the period to period comparison decreased from 18.1% of concession sales to 14.7% primarily due the negotiation of lower wholesale prices, standardizing menus, and the adjustment of retail prices to reflect local market conditions for those theaters operated more than year.

         Salaries and Wage Expenses. Payroll expense increased from $3.1 million or 126.0% for the year ended December 31, 1997 to $6.9 million for the year ended December 31, 1998 due primarily to the addition of the newly acquired and constructed theaters.

         Facility Lease Expenses. Facility leases increased $5.1 million to $7.9 million or 179.8% for the year ended December 31, 1998 from $2.8 million for the year ended December 31, 1997. The increase in facility lease expense is primarily attributable to the additional theaters acquired and constructed during 1998. Reflected in facility lease expense are non-cash charges of $0.2 million which relate to the straight-lining of rent expense over the term of the leases.

         Advertising Expenses. Advertising expenses increased $1.0 million or 134.0% from the year ended December 31, 1998 compared to the year ended December 31, 1997. Advertising expenses comprised 4.7% and 4.0% of total revenues for the years ended December 31, 1998 and 1997 respectively. The higher percentage for the year ended December 31, 1998 was due primarily to the additional cost of promoting a theater's change from second-run to first-run and the marketing of a newly constructed theater that opened in November 1998.

          Utilities and Other Expenses. Utilities and other expenses increased from $3.5 million to $8.4 million or 138.6% for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase was primarily the result of the additional theaters operated at December 31, 1998 compared to December 31, 1997.

         General and Administrative Expenses. General and administrative expenses increased from $1.9 million to $3.6 million or 91.6% for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase was primarily the result of increased payroll costs associated with the Company's expansion and one-time severance expenses of $0.1 million.

         Depreciation and Amortization. Depreciation and amortization increased $1.8 million to $3.2 million or 118.7% for the year ended December 31, 1998 from $1.5 million for the year ended December 31, 1997. The increase was primarily the result of theater property additions associated with the Company's expansion efforts.

         Asset Impairment Charges. Based on recent trends in declining attendance in several of silver cinemas' markets, the company reviewed it assets for impairment. For 20 theaters (150 screens) the carrying value of the assets exceeded the expected future cash flows from the theater indicating impairment. The impairment was measured by the amount by which the carrying amount of the assets of the theater exceeded the estimated fair value of the assets. This resulted in a $3.9 million charge to earnings during 1998. Additionally, the company also recognized $0.6 million in write downs related to the closings of two theaters.

         Operating Loss. The operating loss for the year ended December 31, 1998 increased by $8.4 million to ($9.1) million or (24.3%) of total revenues, compared to an operating loss of $0.7 million, or (3.8%) of total revenues, for the year ended December 31, 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE PERIOD FROM MAY 10, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996

         Meaningful comparisons of the year ended December 31, 1997 and the period from May 10, 1996 to December 31, 1996 are not possible given the short operating history of those theaters purchased late in 1996. The significant increases from 1996 to 1997 in revenue, expenses and depreciation and amortization are the result of operating 18 theaters acquired in 1996 for a full year, plus the additional nine theaters acquired throughout 1997. The following presents the primary revenue and expense categories for Silver Cinemas.

         Revenues. Silver Cinemas' revenues are generated primarily from box office admission receipts and concession sales. For the year ended December 31, 1997 and the period from May 10, 1996 (date of inception) to December 31, 1996, admissions revenues comprised approximately 55% of total revenues for both periods and concessions revenues comprised approximately 43% of total revenue for both periods. The remaining approximately 2% of revenue for those periods was derived primarily from electronic video games located in theater lobbies.

         Admissions Revenues. Box office admission receipts are based on the level of theater attendance and the average ticket price. Attendance levels are primarily affected by the commercial appeal of released films, and to a lesser extent, by the comfort and quality of the theater, competition from other local theaters and population growth in the geographic markets Silver Cinemas serves. Silver Cinemas' ticket prices vary throughout the circuit depending upon such things as type of theater (second-run or first-run), local competition and local economies, as well as special discounts and pricing promotions. Admissions revenue is recorded net of applicable sales taxes.

         Concessions Revenues. Concessions revenues represent a significant portion of a theater's overall profitability. Silver Cinemas' primary concession products are soft drinks, popcorn, candy and certain other products on a regional basis. The majority of concession products are generally offered in three or four sizes. Retail prices are determined according to size as well as local competition. Concessions revenues are recorded net of applicable sales taxes.

         In an effort to increase concession sales, Silver Cinemas is constantly reviewing new products, adjusting pricing, creating convenience and value-oriented combinations, and continually training concession personnel in the techniques of up-selling and cross selling. In addition Silver Cinemas has remodeled concession stands at certain theaters to make them more efficient and attractive. Theater managers and assistant managers are motivated through concession commission programs.


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

         Concession Supplies Expenses. Concession supplies are regularly purchased in bulk through Silver Cinemas' distributors and vendors. Concession product is generally ordered weekly from the distributors in order to prevent the build-up of inventory at the theaters. Concession costs also include the cost of spoiled and wasted concession inventory.

         Salaries and Wage Expenses. Salaries and wages include payroll taxes, employee benefits, commissions on concession sales and bonuses for the theater managers and all theater staff. Typically only the theater manager and the assistant manager are paid a base salary. The wages paid to the remaining staff are based on an hourly wage rate.

         Silver Cinemas continually adjusts staffing levels based upon attendance levels. In order to monitor payroll levels, management measures salary and wage expense in relation to attendance through payroll per attendee. For the year ended December 31, 1997, Silver Cinemas experienced payroll per attendee of $0.49.

         Facility Lease Expenses. Facility lease expenses consist primarily of a fixed monthly minimum rent payment. In addition, several theater leases contain contingency rent that is based on a percentage of revenue after such revenue reaches a certain dollar amount.

         Advertising Expenses. The largest component of advertising costs consists of daily movie directories placed in local newspapers to advertise Silver Cinemas' theaters and showtimes. In select markets Silver Cinemas participates in "co-op" arrangements whereby the exhibitors in those markets share the cost of film advertisement in newspapers with the film distributors. The cost of newspaper ads is generally based on the size of the directory. Silver Cinemas anticipates lowering advertising costs in those cities which have multiple theaters as a result of the Acquisitions. The savings will be realized through consolidating directory ads and receiving greater purchasing discounts.

         Utilities and Other Expenses. Utilities and other expenses consist primarily of utilities, insurance, property taxes, repair and maintenance and cleaning.

         General and Administrative Expenses. General and administrative expenses are comprised of various expenses related to the management and operation of its theaters and consist primarily of management and office salaries, payroll taxes, related employee benefit costs, professional fees, insurance costs and general office expenses.

         Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of theater equipment and buildings, the amortization of theater lease costs, goodwill, and certain non-compete agreements.

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

         During fiscal 1998, the Company's capital requirements were the result of theater acquisitions, renovation of existing theaters, and the construction of four theaters. Such capital expenditures were financed with equity sales, bank borrowings, proceeds from the issuance of senior subordinated notes and internally generated cash.

         On April 2, 1998, the Company completed the StarTime acquisition of 202 screens at 27 locations pursuant to an asset purchase agreement for approximately $22.3 million. The theaters acquired from StarTime are second-run theaters located in Arizona, California, Colorado, Florida, Nebraska, New York, Ohio, Oklahoma, Texas and Wisconsin. The Company's bank credit facility was used to finance the purchase of these assets.

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

         On April 17, 1998, the Company acquired the assets of Landmark for cash consideration of approximately $62.5 million pursuant to an asset purchase agreement. Landmark, with 140 screens at 49 locations, is the largest exhibitor of specialty motion pictures in the United States, with theaters located in California, Colorado, Louisiana, Massachusetts, Michigan, Minnesota, Ohio, Texas, Washington and Wisconsin.

         Also in April 1998, the Company completed the acquisition of 17 screens at three theaters for approximately $1.6 million from AMC. These theaters include one specialty-film theater in Michigan and two second-run theaters in Texas. Proceeds from the Offering and the Company's former bank credit facility were utilized to fund the acquisition.

         In May 1998, the Company purchased one theater with twelve screens out of bankruptcy for approximately $3.5 million. The second-run theater, located in El Paso, Texas was previously owned by Movies One, Inc. Proceeds from the Offering and internal cash flow were utilized to fund the acquisition.

         In addition to acquisitions during May 1998 the Company completed the renovation of one of its theaters in Oklahoma. The renovation consisted of adding stadium seating to two of the five auditoriums for approximately $0.3 million. Also in May 1998, the Company opened two newly constructed six-screen theaters, which were part of the assets purchased from Landmark. During 1998, the Company continued with the development of two theaters, one in Michigan and one in Illinois. The theater in Michigan opened on November 6, 1998.

         In November 1998, Brentwood made an additional equity investment of $7.5 million in the Company, bringing its aggregate equity investment to approximately $32.5 million. The proceeds from the issuance of stock by the Company will be used to continue the Company's new-build expansion program and for general corporate purposes.

         In the fourth quarter of 1998 the Company spent $1.2 million of capital improvements for theater upgrades, and $3.2 million for new theater development and construction. The majority of the expenditures for theater improvements were utilized to upgrade the recently purchased theaters from Super Saver and Landmark by replacing seats, adding stereo to auditoriums, replacing floor coverings and upgrading concession stands. During 1998, the Company has spent approximately $4.6 million on various theater improvements including the installation of point of sale units in the theaters and approximately $4.9 million on new theater construction and site development.

         "Same Theater" attendance at the Company's second-run theaters has declined by approximately 16% over the past year. Management believes this trend is the result of several factors including the development of megaplexes in certain markets, changes in film and video release patterns, and the overall strength of the US economy. If this trend continues, the Company's ability to generate liquidity could be negatively impacted.

         The preceding statements concerning the attendance declines may constitute forward-looking statements within the meaning of the federal securities laws. The Company warns that many factors could, individually or in aggregate, lead to further declines in theater attendance, including, without limitation, the following: consumer spending trends and habits; increased competition in the theater industry; adverse developments in economic factors influencing the exhibition industry; and lack of demand for films by the general public. The Company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.

     In April 1998 the Company obtained a commitment for a $40.0 revolving line of credit from DLJ Capital Funding, Inc. which expires on June 30, 1999. The terms of the commitment were based on assumptions of the business prior to the acquisitions of Landmark and StarTime in April 1998. Due to recent attendance trends in the second-run segment, which have impacted the Company's performance, the terms of the commitment are no longer economically beneficial. Therefore, the Company does not anticipate entering into a revolving credit facility under the existing terms. As such, Donaldson, Lufkin & Jenrette has been retained to evaluate potential alternative sources of capital to complete the Company's new-build program, pursue selected acquisitions and for general corporate purposes.

     As of December 31, 1998, the Company had $2.8 million of Series A Preferred Stock dividends in arrears.

INFLATION

     Inflation has not had a significant impact on the Company's operations to date.

SEASONALITY

     The Company's quarterly results of operations tend to be affected by film release patterns by producers and distributors, and the commercial success of films. In the past the year-end holiday season and the summer resulted in higher-than-average quarterly revenues for the Company.

YEAR 2000

     The "Year 2000 Issue" is the result of computer programs that use two digits instead of four to record the applicable year. Computer programs that have date-sensitive software might recognize a date using "00" as the Year 1900 instead of the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other events, a temporary inability to process transactions or engage in similar normal business activities. The Year 2000 is a leap year, which may also lead to incorrect calculations, functions or system failure. The Company has established a committee, which is currently gathering, testing and producing information about the Company's operations systems impacted by the Year 2000 transition. At the present time, the Company has completed its assessment of the day-to-day operating and reporting systems for all theaters and has contacted the various vendors to ensure that all necessary modifications and upgrades will be available for implementation by June 30, 1999. The projects to modify the existing systems to ensure Year 2000 compliance are expected to be completed by September 30, 1999. Related costs are not anticipated to exceed [$0.1] million at the completion of the project. The Company's financial reporting and operational databases associated with the corporate offices have been tested, and modified as needed to ensure compliance with the Year 2000.

     The Company is still in the assessment phase with respect to its significant suppliers and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. The major third party vendors include financial institutions, utility suppliers, providers of communication services and parties that provide goods or services that are essential to the Company's operations. While the Company is not presently aware of any such significant exposure, there can be no guarantees that the systems of third-parties on which the Company relies will be converted in a timely manner, or that failure to properly convert by another company would not have a material adverse effect on the Company. The Company is in the process of formulating a contingency plan in the event that a significant exposure is identified relative to the dependencies on third party systems and anticipates completion by September 30, 1999.

Although the Year 2000 assessment has not been completed, management currently believes, based on available information, that resolving these matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

         The preceding statements concerning the Company's efforts and management's expectations, relating to year 2000 compliance and the incremental costs associated therewith may constitute forward-looking statements within the meaning of the federal securities laws. The Company warns that many factors could, individually or in aggregate, adversely impact the company's ability to achieve year 2000 compliance including without limitation, the availability and costs of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review. The Company does not expect to update such forward-looking statements continually as conditions change, and readers should consider that such statements pertain only to the date hereof.


ITEM 7 (a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company uses fixed rate debt to partially finance budgeted expenditures. These agreements expose the Company to market risk associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

         The following table presents the carrying and fair value at December 31, 1998 of the Company's debt along with its interest rates. Fair value is determined as the quoted price of the financial instrument.

               Expected
               Maturity                                                                       Fair
               Date                                2003                  Total                Value

               Fixed Rate
               Debt                                $100,000,000          $100,000,000        $83,000,000

               Interest
               Rate         10.5%

ITEM 8.  FINANCIAL STATEMENTS

         The financial statements are listed on the Index at F-1. Such financial statements are included herein beginning on page F-3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following sets forth certain information, regarding the executive officers and directors of the Company:

             Name                     Age                              Position
-------------------------------     --------    -------------------------------------------------------
Steven L. Holmes                      40        President, Chief Executive Officer, Chief Financial
                                                Officer and Director
John M. Sullivan                      63        Chairman of the Board of Directors
Bert Manzari                          53        Director
Ron Reid                              57        Executive Vice President, Operations
Paul Richardson                       50        Executive Vice President
Paul Ledbetter                        42        Vice President, General Counsel
Stephen Kauzlaric                     33        Vice President, Treasurer
David H. Wong                         35        Director
Christopher A. Laurence               31        Director
James Rosenthal                       35        Director
Thomas E. Davin                       41        Director

         Steven L. Holmes, President, Chief Executive Officer, Chief Financial Officer and Director. Mr. Holmes is a co-founder of the Company, and has served as Chief Executive Officer, Chief Financial Officer and Director since the Company's inception. Prior to joining the Company, from 1993 to 1996, Mr. Holmes served as Chief Financial Officer of Cobblestone Golf Group ("Cobblestone"). Prior to his employment with Cobblestone, Mr. Holmes served as a Director and Chief Financial Officer of Cinemark USA, Inc. ("Cinemark"). Prior to joining Cinemark, Mr. Holmes was a manager at Deloitte & Touche LLP.

         John M. Sullivan, Chairman of the Board of Directors. Mr. Sullivan has served as a Chairman of the Board of Directors of the Company since its inception in June 1996. He is presently a director of The Scotts Company and Rental Service Corporation. From October 1987 to January 1993, Mr. Sullivan was Chairman of the Board and Chief Executive Officer of Prince Holdings, Inc.

         Bert Manzari, Director. Mr. Manzari served as President of Landmark from April 1998 to February 1999 and has been a director of the Company since April 1998. Prior to joining the Company, Mr. Manzari served as Senior Vice President, Head Film Buyer of Landmark since 1982. Prior to joining Landmark, Mr. Manzari was President and Head Film Buyer for Seven Gables Theaters, a northwestern theatre circuit located in Seattle, Washington. Prior to that time, Mr. Manzari opened the Guild Theatre in Albuquerque in 1974, where Mr. Manzari and Paul Richardson expanded this holding into Movie, Inc., a circuit of 13 repertory screens in the south and southwestern parts of the United States.

         Ron Reid, Executive Vice President, Operations. Mr. Reid has served as Executive Vice President of Operations since December 1996. Prior to joining the Company, Mr. Reid served as Vice President of Construction and Purchasing, Worldwide for Cinemark from 1988 to 1996. Prior to that time, Mr. Reid served as Cinemark's Western Region Operations Manager from 1987 to 1988. Prior to joining Cinemark, Mr. Reid held the position of Director of Operations, overseeing concessions, construction and personnel for Theatre Operators, Inc. for eight years.

         Paul Richardson, Executive Vice President. Mr. Richardson has served as Executive Vice President of the Company since April 1998. Prior to joining the Company, Mr. Richardson served as Senior Vice-

President of Operations of Landmark from 1982 to 1998. Prior to joining Landmark, Mr. Richardson owned and operated Movie, Inc., a circuit of 13 repertory screens in the south and southwestern parts of the United States. Mr. Richardson is responsible for the acquisition and design of Landmark's theaters.

         Paul A. Ledbetter, Vice President, General Counsel. Mr. Ledbetter has served as the Company's Vice President, General Counsel, since July 1998. Prior to joining the Company, Mr. Ledbetter was Vice President, General Counsel for MEPC American Properties. Prior to joining MEPC American Properties, Mr. Ledbetter was with the law firm Akin, Gump, Strauss, Hauer & Feld, LLP in the Dallas office engaged primarily in the real estate and real estate financing section of the firm.

         Stephen Kauzlaric, Vice President, Treasurer. Mr. Kauzlaric has served as the Company's Vice President, Treasurer, since September 1997. Prior to joining the Company, Mr. Kauzlaric held several positions with Cobblestone, including Director of Strategic Planning and Director of Acquisitions. Prior to joining Cobblestone, Mr. Kauzlaric was an Assistant Vice President at First Interstate Bank in the real estate developer lending department.

         David H. Wong, Director. Mr. Wong has served as a director of the Company since its inception in June 1996. Mr. Wong joined Brentwood in July 1989 and is presently a general partner of Brentwood, Brentwood Buyout Management Partners, L.P. and Brentwood Buyout Partners, L.P. and is a managing member of Brentwood Private Equity, L.L.C. and Brentwood Private Equity Management, L.L.C. Mr. Wong is also a director of Aspen Marketing Group, Inc.

         Christopher A. Laurence, Director. Mr. Laurence has served as a director of the Company since its inception in June 1996. Mr. Laurence joined Brentwood in 1991 and is presently a managing member of Brentwood Private Equity, L.L.C. and Brentwood Private Equity Management, L.L.C. Mr. Laurence is also a director of Rental Service Corporation, Aspen Marketing Group, Inc., HDA Parts System, Inc. and Worldpoint Logistics, Inc.

         James Rosenthal, Director. Mr. Rosenthal has served as a Director of the Company since its inception in June 1996. Mr. Rosenthal also serves as Executive Vice President of Business Development for New Line Cinema Corporation, a position he has held since 1992. In his capacity at New Line, Mr. Rosenthal focuses on new business opportunities, mergers and acquisitions, finance, and joint ventures. Prior to this time, Mr. Rosenthal was a Senior Associate with the management consulting firm Booz, Allen & Hamilton.

         Thomas E. Davin, Director. Thomas E. Davin has served as a director of the Company since March 1998. In June 1997 he was appointed Chief Operating Officer for Taco Bell Corp. Mr. Davin joined Taco Bell Corp. in November 1993 as Vice President and General Manager for the South Central Region. In September 1996, he was named Vice President of Operations. Prior to joining Taco Bell Corp. and since October 1991, Mr. Davin served as Director, Mergers and Acquisitions for PepsiCo. Inc.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid by the Company to its five most highly compensated officers.

-----------------------------------------------------------------------------------------------------------------------
                                                                                                              Total
Name and Principal Position                                 Year            Salary           Bonus            Other
--------------------------------------------------------    --------     -------------    -------------     -----------
Steven L. Holmes
Chief Executive Officer, Chief Financial Officer            1998             $153,974          $54,000       $9,978 (a)
                                                            1997              146,222           42,635        7,800 (b)
Thomas J. Owens (1)
President                                                   1998             $251,582          $54,000       $9,941 (c)
                                                            1997              144,865           39,792        7,800 (d)

Bert Manzari (2)
President of Landmark                                       1998             $229,615         $152,175       $2,219 (e)
                                                            1997                   --               --           --

Ron Reid
Executive Vice President, Operations                        1998             $150,237          $47,000       $8,524 (f)
                                                            1997              142,770           26,125        6,000 (g)

Paul Richardson
Executive Vice President                                    1998             $198,404          $18,000       $3,119 (h)
                                                            1997                   --               --           --

--------------

(a) Includes $2,178 annual contribution to the Company's 401(k) savings plan and a $7,800 annual car allowance.

(b)      Includes a $7,800 annual car allowance.

(c) Includes $2,141 annual contribution to the Company's 401(k) savings plan and a $7,800 annual car allowance.

(d)      Includes a $7,800 annual car allowance.

(e)      Includes a $2,219 allowance for family health insurance.

(f) Includes $2,524 annual contribution to the Company's 401(k) savings plan and a $6,000 annual car allowance.

(g)      Includes a $6,000 annual car allowance.

(h)      Includes a $3,119 allowance for family health insurance.

(1) Mr. Owens resigned as President and Director of the Company effective January 12, 1999.

(2)      Mr. Manzari resigned as President of Landmark effective February 15,
         1999.

EMPLOYMENT ARRANGEMENTS

      In connection with the Landmark Acquisition, the Company assumed the employment agreement of Mr. Richardson. Pursuant to such agreements and the amendments thereto, Mr. Richardson is entitled to receive certain compensation and benefits through the term of his agreement as well as upon the termination of his respective agreement prior to the expiration of such term.

      Mr. Richardson, Executive Vice President, currently receives a salary of $285,000 per year and is eligible to receive a bonus based upon new theater openings. His employment agreement provides that his salary is subject to increase based on the Consumer Price Index after March 31, 1999. In addition, he was given the opportunity to purchase 1000 shares of the Company's common stock. The term of his agreement expires on March 31, 2001.

COMPENSATION OF DIRECTORS

         Members of the Board of Directors of the Company do not receive any compensation for their services as directors. They do receive reimbursement for travel and other expenses incurred in their capacity as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The Company has two classes of voting securities, Common Stock and preferred stock designated as voting Series A Preferred Stock ("Series A Preferred Stock"). The Common Stock and Series A Preferred Stock vote together as a single class. The following table sets forth, as of March 22, 1999, the ownership of Common Stock and Series A Preferred Stock of the Company by each stockholder who is known by the Company to own beneficially more than five percent of the outstanding Common Stock or Series A Preferred Stock, respectively, by each director, by each executive officer listed in the table below, and by all directors and officers as a group

--------------------------------------------------------------------------------------------------------------------------
Name and Address                 Common Stock Amount    Percent     Series A Preferred Stock   Percent    Percent of all
                                    and Nature of       of Class      Amount and Nature of     of Class       voting
                                 Beneficial Ownership                 Beneficial Ownership                  Securities
--------------------------------------------------------------------------------------------------------------------------
Brentwood Associates                    106,613          75.9%               323,934            90.0%          86.1%
    Buyout Fund II, L.P.(1)
DLJ Fund Investment Partners             12,151            8.7                29,878              8.3            8.4
    II, L.P.(2)
Steven L. Holmes(3)                       6,400            4.6                   936              0.3            1.5
Ron Reid(3)                               3,164            2.3                   468              0.1            0.7
John M. Sullivan(1)                       1,328            1.0                   987              0.2            0.5
Stephen Kauzlaric(3)                      1,000            0.7                     0                0            0.2
Paul Richardson(4)                        1,000            0.7                     0                0            0.2
James Rosenthal(1)                          628            0.4                   994              0.3            0.3
Tom Davin(1)                                546            0.4                   745              0.2            0.3
David H. Wong (1)(5)                    106,613           75.9               323,934             90.0           86.1
Christopher A. Laurence (1)(5)          106,613           75.9               323,934             90.0           86.1
All Directors and Officers               14,066           10.0                 4,130              1.1            3.6
as a group (eight individuals)

----------------------------

(1) The address for Brentwood Associates Buyout Fund II, L.P. and Messrs. Davin, Sullivan and Rosenthal is c/o Brentwood Associates, 11150 Santa Monica Boulevard, Suite 1200, Los Angeles, California 90025.

(2) The address for DLJ Fund Investment Partners II, L.P. is 277 Park Avenue, New York, New York 10172.

(3) The address for Messrs. Holmes, Kauzlaric and Reid is c/o Silver Cinemas International, Inc., 4004 Beltline Road, Suite 205, Addison, Texas 75001.

(4) The address for Mr. Richardson is c/o Landmark Theater Corp. 2222 S. Barrington Avenue, Los Angeles, California 90064.

(5) Includes 106,613 shares of Common Stock and 323,934 shares of Series A Preferred Stock held by Brentwood Associates Buyout Fund II, L.P. Each of Messrs. Wong and Laurence are managing members of the general partner of Brentwood Associates Buyout Fund II, L.P. and may be deemed to share investment and voting control over the shares of Common Stock and Series A Preferred Stock owned by Brentwood Associates Buyout Fund II, L.P. Each of Messrs. Wong and Laurence disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Pursuant to a Corporate Development and Administrative Services Agreement, dated as of July 2, 1996, between Brentwood Private Equity LLC ("BPE"), an affiliate of Brentwood, and the Company, as amended (the "Services Agreement"), BPE has agreed to assist in the corporate development activities of the Company by providing services to the Company, including (i) assistance in analyzing, structuring and negotiating the terms of investments and acquisitions, (ii) researching, identifying, contacting, meeting and negotiating with prospective sources of debt and equity financing, (iii) preparing, coordinating and conducting presentations to prospective sources of debt and equity financing, (iv) assistance in structuring and establishing the terms of debt and equity financing and (v) assistance and advice in connection with the preparation of the Company's financial and operating plans. Pursuant to the Services Agreement, BPE is entitled to receive: (i) financial advisory fees equal to 1.5% of the acquisition cost of the Company's completed acquisitions;
(ii) upon the occurrence of certain events, monitoring fees equal to 1% of the aggregate amount of investment in Company by Brentwood; and (iii) reimbursement of its reasonable fees and expenses incurred from time to time (a) in performing the services rendered thereunder and (b) in connection with any investment in, financing of, or sale, distribution or transfer of any interest in the Company by BPE or any person or entity associated with BPE. For the years ended December 31, 1998 and December 31, 1997, BPE was paid $1,466,840 and $81,505, respectively, (including reimbursement of fees and expenses) pursuant to the Services Agreement.

STOCKHOLDERS AGREEMENT

         The Company and its stockholders (the "Stockholders") have entered into a stockholders agreement (the "Stockholders Agreement") which provides certain restrictions and rights related to the transfer, sale or purchase of Common Stock and Series A Preferred Stock (collectively, the "Company Stock"). Such restrictions and rights include the following: (i) except as set forth below, a Stockholder may not sell or transfer any shares of the Company Stock without first giving the Company the right of first refusal to purchase such shares;
(ii) in the event that Brentwood agrees to sell or transfer any of its shares of Common Stock, the other Stockholders shall have the right to sell or transfer a proportionate number of shares of Company Stock as part of such sale or transfer; and (iii) in the event that Brentwood agrees to sell or transfer all of its shares of Company Stock, the other Stockholders shall be obligated to sell or transfer all of their shares of Company Stock as part of such sale or transfer. In connection with the Stockholders Agreement, the Company and the Stockholders have entered into a registration rights agreement which provides that the Stockholders would have certain piggyback rights upon the registration for a public offering of the Company Stock by the Company.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed as part of this Report.

1. The financial statements listed in the accompanying Index beginning on F-1 are filed as a part of this report.

(b)      Reports on Form 8-K

         On Form 8-Ks dated November 3, 1998 and January 12, 1999, under Item 5. Other Events, the Company filed a press release announcing a $7.5 million equity investment by Brentwood and announced the resignation of Thomas. J. Owens from the positions of President and Director of Silver cinemas International, Inc.

(c)      Exhibits

         27 - Financial Data Schedule

(d)      Financial Statement Schedules.

         None. Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1999

                                            SILVER CINEMAS INTERNATIONAL, INC.


                                            BY:        /s/  Steven L. Holmes
                                               --------------------------------
                                                        Steven L. Holmes
                                              Chief Executive Officer, President
                                                   and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               NAME                                           TITLE                               DATE
      /s/ Steven L. Holmes                  Chief Executive Officer, President, Chief        March 31, 1999
-------------------------------------            Financial Officer and Director
         Steven L. Holmes

      /s/  John M. Sullivan                    Chairman of the Board of Directors            March 31, 1999
-------------------------------------
         John M. Sullivan

        /s/ E.L. Manzari                                    Director                         March 31, 1999
-------------------------------------
           E.L. Manzari

        /s/David H. Wong                                    Director                         March 31, 1999
-------------------------------------
          David H. Wong

   /s/Christopher A. Laurence                               Director                         March 31, 1999
-------------------------------------
     Christopher A. Laurence

       /s/James Rosenthal                                   Director                         March 31, 1999
-------------------------------------
         James Rosenthal

       /s/Thomas E. Davin                                   Director                         March 31, 1999
-------------------------------------
         Thomas E. Davin

INDEX TO FINANCIAL STATEMENTS

(ITEMS 8 AND 14 OF FORM 10-K)

                                                                                                       Page
                                                                                                       ----
INDEPENDENT AUDITORS' REPORT............................................................................F-2

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

Consolidated Balance Sheets, December 31, 1998 and 1997.................................................F-3

Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997
    and the Period from May 10, 1996 (Date of Inception) to December 31, 1996...........................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1997
    and the Period from May 10, 1996 (Date of Inception) to December 31, 1996...........................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997
    and the Period from May 10, 1996 (Date of Inception) to December 31, 1996...........................F-6

Notes to Consolidated Financial Statements..............................................................F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Silver Cinemas International, Inc.

We have audited the accompanying consolidated balance sheets of Silver Cinemas International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and for the period from May 10, 1996 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silver Cinemas International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and for the period from May 10, 1996 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Dallas, Texas
March 26, 1999

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

ASSETS                                                                                            1998              1997
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $   2,880,955   $     276,497
   Inventories                                                                                     560,886         147,792
   Receivables                                                                                   1,210,328         264,601
                                                                                             -------------   -------------

           Total current assets                                                                  4,652,169         688,890

THEATER PROPERTIES AND EQUIPMENT - Net                                                          66,913,041       8,688,424

GOODWILL - NET (Note 2)                                                                         49,981,350      10,023,423

OTHER ASSETS - NET (Note 4)                                                                     10,845,858       2,526,562
                                                                                             -------------   -------------

TOTAL                                                                                        $ 132,392,418   $  21,927,299
                                                                                             =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                         $     110,000   $       6,448
   Current portion of capital lease obligations                                                    306,284
   Accounts payable                                                                                522,733          42,599
   Accrued film rentals                                                                          2,098,791         240,170
   Accrued payrolls                                                                              1,190,914         282,348
   Accrued property taxes and other liabilities                                                  1,646,509       1,068,223
   Accrued interest                                                                              2,209,500          63,903
                                                                                             -------------   -------------

           Total current  liabilities                                                            8,084,731       1,703,691

LONG-TERM DEBT, less current portion                                                           100,110,000       6,590,561

CAPITAL LEASE OBLIGATIONS, less current obligations                                              4,414,299

OTHER LONG-TERM OBLIGATIONS                                                                      2,198,380

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY:
   Series preferred stock, 100,000 shares authorized, no shares issued
   Series A preferred stock, $.01 par value, 400,000 shares authorized, 359,874 and 152,038
      shares issued and outstanding at December 31, 1998 and 1997, respectively                 35,987,442      15,203,800
   Common stock, $.01 par value; 200,000 shares authorized, 140,458 and 100,784 shares
      issued and outstanding at December 31, 1998 and 1997, respectively                             1,405           1,008
   Additional paid-in capital                                                                      139,053          99,712
   Stockholder notes receivable                                                                   (201,780)       (116,079)
   Accumulated deficit                                                                         (18,341,112)     (1,555,394)
                                                                                             -------------   -------------

           Total stockholders' equity                                                           17,585,008      13,633,047
                                                                                             -------------   -------------

TOTAL                                                                                        $ 132,392,418   $  21,927,299
                                                                                             =============   =============


See notes to consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               PERIOD FROM
                                                                               MAY 10, 1996
                                                     YEAR ENDED            (DATE OF INCEPTION)
                                                     DECEMBER 31,             TO DECEMBER 31,
                                           ------------------------------- -------------------
                                                1998             1997             1996
REVENUES:
   Admissions                              $   52,126,518   $   10,367,555   $      787,291
   Concessions                                 23,622,616        8,097,921          609,634
   Other                                        1,466,747          296,102           23,005
                                           --------------   --------------   --------------

           Total                               77,215,881       18,761,578        1,419,930

COSTS AND EXPENSES:
   Cost of operations:
      Film rentals                             21,399,319        4,483,842          378,199
      Concession supplies                       3,845,095        1,462,163          110,875
      Salaries and wages                       13,456,371        3,064,974          275,754
      Facility leases                          13,679,253        3,311,740          207,339
      Advertising                               3,402,350          755,337           46,155
      Utilities and other                      11,995,773        3,024,285          200,786
   General and administrative expenses          6,271,867        1,900,892          576,574
   Depreciation and amortization                6,507,118        1,479,090          102,896
   Asset impairment charges                     4,580,000
                                           --------------   --------------   --------------
           Total                               85,137,146       19,482,323        1,898,578
                                           --------------   --------------   --------------

OPERATING LOSS                                 (7,921,265)        (720,745)        (478,648)

OTHER INCOME (EXPENSE):
   Interest expense                            (7,940,021)        (352,509)
   Amortization of debt issue costs            (1,469,115)         (54,907)
   Interest income and other expense, net         544,683          (45,026)          96,441
                                           --------------   --------------   --------------

           Total                               (8,864,453)        (452,442)          96,441
                                           --------------   --------------   --------------

NET LOSS                                      (16,785,718)      (1,173,187)        (382,207)

PREFERRED STOCK DIVIDENDS                      (1,563,104)        (911,328)        (301,803)
                                           --------------   --------------   --------------

NET LOSS APPLICABLE TO COMMON STOCK        $  (18,348,822)  $   (2,084,515)  $     (684,010)
                                           ==============   ==============   ==============


See notes to consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD FROM
MAY 10, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996


                                   SERIES A
                                PREFERRED STOCK           COMMON STOCK
                            ------------------------   -----------------  ADDITIONAL  STOCKHOLDER
                              SHARES                    SHARES              PAID-IN       NOTES      ACCUMULATED
                              ISSUED        AMOUNT      ISSUED   AMOUNT     CAPITAL     RECEIVABLE      DEFICIT        TOTAL
                            ----------   -----------   -------  --------  ----------  -----------    ------------   ------------
Capital stock issuance         151,739   $15,173,900    98,320  $    983  $   97,295  $  (151,210)   $       --     $ 15,120,968

Net loss                                                                                                 (382,207)      (382,207)

Payment of stockholder
 notes receivable                                                                          34,774                         34,774
                            ----------   -----------   -------  --------  ----------  -----------    ------------   ------------

BALANCE, DECEMBER 31, 1996     151,739    15,173,900    98,320       983      97,295     (116,436)       (382,207)    14,773,535

Capital stock issuance             299        29,900     2,464        25       2,417                                      32,342

Net loss                                                                                               (1,173,187)    (1,173,187)

Payment of stockholder
 notes receivable                                                                             357                            357
                            ----------   -----------   -------  --------  ----------  -----------    ------------   ------------

BALANCE, DECEMBER 31, 1997     152,038    15,203,800   100,784     1,008      99,712     (116,079)     (1,555,394)    13,633,047

Capital stock issuance         207,836    20,783,642    39,674       397      39,341      (98,790)                    20,724,590

Net loss                                                                                              (16,785,718)   (16,785,718)

Payment of stockholder
 notes receivable                                                                          13,089                         13,089
                            ----------   -----------   -------  --------  ----------  -----------    ------------   ------------

BALANCE, DECEMBER 31, 1998     359,874   $35,987,442   140,458  $  1,405  $  139,053  $  (201,780)   $(18,341,112)  $ 17,585,008
                            ==========   ===========   =======  ========  ==========  ===========    ============   ============


See notes to consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      PERIOD FROM
                                                             YEAR ENDED               MAY 10, 1996
                                                             DECEMBER 31,          (DATE OF INCEPTION)
                                                     -----------------------------   TO DECEMBER 31,
                                                         1998            1997            1996
                                                     -------------   -------------   -------------
OPERATING ACTIVITIES:
   Net loss                                          $ (16,785,718)  $  (1,173,187)  $    (382,207)
   Noncash items in net loss:
      Depreciation and amortization                      7,976,233         642,259          39,179
      Asset impairment charges                           4,580,000         891,738          63,717
   Cash from (used for) working capital:
      Inventories                                          (79,498)        (23,705)
      Receivables and other                                170,423        (224,013)        (40,588)
      Accounts payable                                     151,470        (160,623)        203,845
      Accrued liabilities                                   52,003         804,685         849,336
                                                     -------------   -------------   -------------

           Net cash (used for) operating activities     (3,935,087)        757,154         733,282
                                                     -------------   -------------   -------------

INVESTING ACTIVITIES:
   Acquisitions of theater properties and equipment    (89,962,008)     (4,212,426)    (12,386,187)
   Additions to theater properties and equipment        (7,933,542)     (4,555,736)       (181,707)
   Increase in other assets                             (4,650,466)       (278,710)       (611,673)
                                                     -------------   -------------   -------------

           Net cash used for investing activities     (102,546,016)     (9,046,872)    (13,179,567)
                                                     -------------   -------------   -------------

FINANCING ACTIVITIES:
   Proceeds from the issuance of debt                  100,000,000       6,600,000       2,000,000
   Payments of debt and capital leases                  (6,884,786)     (2,002,991)
   Decrease in other long-term obligations                (221,029)
   Increase in debt issue costs                         (4,546,303)       (772,950)
   Proceeds from the issuance of stock                  20,724,590          32,342      15,120,968
   Payments on stockholder notes receivable                 13,089             357          34,774
                                                     -------------   -------------   -------------

           Net cash from financing activities          109,085,561       3,856,758      17,155,742
                                                     -------------   -------------   -------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      2,604,458      (4,432,960)      4,709,457

CASH AND CASH EQUIVALENTS:
   Beginning of period                                     276,497       4,709,457
                                                     -------------   -------------   -------------

   End of period                                     $   2,880,955   $     276,497   $   4,709,457
                                                     =============   =============   =============

SUPPLEMENTAL INFORMATION:
   Stock issued for notes receivable                 $      98,790   $               $     151,210
                                                     =============   =============   =============

   Cash paid for interest                            $   5,794,424   $     261,607   $
                                                     =============   =============   =============

See notes to consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Silver Cinemas International, Inc. and its subsidiaries (collectively referred to as the "Company"). All intercompany accounts and transactions have been eliminated.

      BUSINESS - The Company owns or leases and operates 105 motion picture theaters (534 screens) in 19 states and manages 1 theater (1 screen) for another party at December 31, 1998.

      MANAGEMENT ESTIMATES - In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

      REVENUES are recognized when admissions and concessions sales are received at the theaters. Film rental costs are accrued based on the applicable box office receipts and the terms of the film licenses.

      CASH AND CASH EQUIVALENTS consist of operating funds held in financial institutions, petty cash held by the theaters and highly liquid investments with original maturities of three months or less when purchased.

      INVENTORIES of concession products are stated at the lower of cost (first-in, first-out method) or market.

      THEATER PROPERTIES AND EQUIPMENT are stated at cost assigned primarily as part of the acquisitions (see Note 2) less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings - 20 years and theater furniture and equipment - 10 years. Leasehold interests and improvements are amortized using the straight-line method over the lesser of the lease period or the estimated useful lives of the leasehold improvements.

      GOODWILL is amortized on a straight-line basis over a 20-year period.

      LONG-LIVED ASSETS and certain identifiable intangibles are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows without interest costs expected to be generated by the asset. If the carrying value of the assets exceeds the expected future cash flows, an impairment exists and is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Considerable management judgment is necessary to estimate cash flows and expected fair values. Accordingly, it is reasonably possible that actual results could vary significantly from such estimates.

      OTHER ASSETS, as applicable, are amortized using the straight-line method over five years, and over the three to seven year terms of the noncompete and debt agreements.

      ADVERTISING COSTS are expensed when incurred.

      DEFERRED INCOME TAXES are provided under the liability method for temporary differences between revenue and expenses recognized for tax return and financial reporting purposes.

      RECENT ACCOUNTING PRONOUNCEMENTS - In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure," which establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements for fiscal years beginning after December 15, 1997. The FASB also issued, in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal quarters ending after June 15, 1999.

      The Company had made the disclosures under SFAS No. 129 and 131. In accordance with SFAS 130, the Company has determined that comprehensive loss is the same as net loss. The Company does not expect the adoption of SFAS no. 133 to have a material impact on its financial statements. The Company will continue to review these statements over time to determine if any additional disclosures are necessary based on evolving circumstances.

      RECLASSIFICATIONS have been made to prior period amounts to conform with the 1998 presentation.

2.    ACQUISITIONS

      In separate transactions, the Company acquired certain assets and businesses as follows:

                              APPROXIMATE              NUMBER              NUMBER
                                PURCHASE                  OF                 OF           EFFECTIVE
      SELLER                     PRICE                 THEATERS            SCREENS          DATE
       1996

        A                    $     580,693                 4                  22        November 1996
        B                       11,805,494                14                  80        November 1996
                             -------------               ---                 ---

                             $  12,386,187                18                 102
                             =============               ===                ===

       1997

        C                    $     370,231                 1                   6        January 1997
        D                        2,710,889                 2                  19        January 1997
        E                        1,097,200                 2                  12        April 1997
        F                           34,106                 1                   4        May 1997
                             -------------               ---                 ---

                             $  4,212,426                  6                  41
                             =============               ===                 ==

       1998

        G                    $   1,608,398                 3                  17        March 1998
        H                       22,335,810                27                 202        April 1998
        I                       62,523,136                49                 140        April 1998
        J                        3,494,664                 1                  12        May 1998
                             -------------               ---                 ---

                             $  89,962,008                80                 371
                             =============               ===                ===


      The Company's acquisitions have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price as follows:

                                              1998           1997          1996
                                          ------------   ------------  ------------
Inventories                               $    333,596   $     23,577  $    100,512
Theater properties and equipment            56,029,299      1,414,099     3,218,017
Noncompete agreements                          776,440        250,000     1,000,000
Goodwill                                    44,906,145      2,524,750     8,067,658
Other                                        1,262,261
Accounts payable and accrued liabilities   (13,345,733)
                                          ------------   ------------  ------------

                                          $ 89,962,008   $  4,212,426  $ 12,386,187
                                          ============   ============  ============

      Goodwill has been recorded as an intangible asset and is presented net of accumulated amortization of $2,573,438 and $568,985 at December 31, 1998 and 1997, respectively. During 1998, goodwill was reduced by an asset impairment charge of $2,821,440 (see Note 10). The Company paid $1,466,840, $81,505 and $184,500 to a principal stockholder (the "Stockholder") for advisory services for the years ended December 31, 1998 and 1997 and the period from May 10, 1996 (date of inception) to December 31, 1996, respectively.

      PRO FORMA CONDENSED STATEMENTS OF OPERATIONS DATA - Pro forma statements of operations data for the years ended December 31, 1998 and 1997 reflect adjustments to the historical statements of operations data to give effect to (I) the April 1998 issuance of $100 million of senior subordinated debt, (ii) the April 1998 purchase of the assets of StarTime Cinema, Inc. for approximately $22.3 million, (iii) the April 1998 purchase of the assets of The Landmark Theatre Group for approximately $62.5 million, (iv) the March 1998 purchase of three theaters from AMC Entertainment, Inc. for approximately $1.6 million, (v) the March 1998 issuance of 99,595 shares of Series A Buyout Fund II, L.P. for $10.0 million and the April 1998 issuance of 29,878 shares of Series A Preferred Stock and 12,151 shares of common stock to DLJ Fund Investment Partners II, L.P. for $3.0 million, and (vi) the repayment of certain borrowings of approximately $2.6 million, in each case as if such events had occurred at the beginning of each respective period. Unaudited pro forma data follows (in thousands):

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Revenues                                               $  101,690    $  106,288

Net loss                                               $  (18,054)   $   (9,195)

      The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of the periods presented, nor do they purport to be indicative of the future results of operations of the Company.

3.    THEATER PROPERTIES AND EQUIPMENT

      Property and equipment at December 31, 1998 and 1997 consist of the following:

                                                         1998           1997
Land                                                 $  1,810,062   $     50,000
Buildings                                              10,689,846      1,000,000
Leasehold interests and improvements                   31,770,730      2,103,055
Theater furniture and equipment                        26,295,904      6,138,930
Theaters under construction                               897,181         77,575
                                                     ------------   ------------

           Total                                       71,463,723      9,369,560

Less accumulated depreciation and amortization         (4,550,682)      (681,136)
                                                     ------------   ------------

Theater properties and equipment - net               $ 66,913,041   $  8,688,424
                                                     ============   ============

      Depreciation and amortization expense related to theater properties and equipment for the years ended December 31, 1998 and 1997 and for the period from May 10, 1996 (date of inception) to December 31,

      1996 (primarily incurred in November and December 1996) was $3,871,060, $642,259 and $39,179, respectively. During 1998, theater properties and equipment was reduced by an asset impairment charge of $1,618,246 (see
      Note 10).

      The assets acquired through capitalized theatre leases at December 31, 1998, amount to $706,381 and the assets acquired through capitalized equipment leases amount to $4,206,595 for this same period. Accumulated amortization of assets under capitalized leases at December 31, 1998, and related depreciation expense for the year ended December 31, 1998 was $212,978.

4.    OTHER ASSETS

      Other assets at December 31, 1998 and 1997 consist of the following:

                                                       1998            1997
Noncompete agreements                              $  2,026,400    $  1,250,000
Debt issue costs                                      4,555,659         772,949
Organization costs                                       52,431          52,431
                                                   ------------    ------------

Total                                                 6,634,490       2,075,380

Less accumulated amortization                        (1,274,262)       (383,982)
                                                   ------------    ------------

Net                                                   5,360,228       1,691,398

Employee notes receivable                               136,681         186,911
Equipment, lease and other deposits                   5,348,949         648,253
                                                   ------------    ------------

Total                                              $ 10,845,858    $  2,526,562
                                                   ============    ============

5.    DEBT

      The following is a summary of debt at December 31, 1998 and 1997:

                                                          1998          1997
                                                     ------------  ------------
10 1/2% Senior subordinated notes                    $100,000,000
Revolving loan facility                                            $  6,500,000
Other                                                     220,000        97,009
                                                     ------------  ------------

Total long-term debt                                  100,220,000     6,597,009

Less current portion                                      110,000        (6,448)
                                                     ------------  ------------

Long-term debt, less current portion                 $100,110,000  $  6,590,561
                                                     ============  ============

      The senior subordinated notes bear interest at 10 1/2% and are due in 2005. The notes are redeemable, in whole or in part, at the option of the Company at a redemption price of 107.875% in 2001, 105.250% in 2002, 102.625% in 2003 and 100% in 2004 and thereafter plus any accrued but unpaid interest. In addition, on or before April 15, 2001, the Company may, at its option and subject to certain requirements, use an amount equal to the net cash proceeds from one or more public equity offerings, as defined, to redeem up to an aggregate of 35% of the principal amount of the notes originally issued at a redemption price of 110.5% plus any accrued but unpaid interest. Upon a change in control of the Company, as defined in the indenture, the Company will be required to make an offer to repurchase all or any part of each holder's notes at a price equal to 101% of the principal amount thereof plus interest. The notes also include restrictive covenants relative to the incurrence of additional indebtedness, the payment of dividends and other matters.

      CREDIT AGREEMENTS - The Company has obtained a commitment for a $40.0 million revolving line of credit from DLJ Capital Funding, Inc. which expires on March 31, 1999. Until such time that the Company enters into the revolving credit facility, the Company will not be able to borrow under any credit facility.

      Through 1998, the Company had a credit agreement with a group of lenders, which included a reducing, revolving loan facility and a letter of credit facility. Under the reducing, revolving loan facility, the initial commitment was $25 million, subject to certain restrictions. Borrowings under the credit agreement were repaid during 1998 with proceeds from the senior subordinated notes.

      At December 31, 1998, the scheduled maturities of debt were as follows:

1999                                                                $    110,000
2000                                                                     110,000
Thereafter                                                           100,000,000
                                                                    ------------

                                                                    $100,220,000
                                                                    ============

6.    CAPITAL STOCK

      CUMULATIVE PREFERRED STOCK - The Company has 500,000 authorized shares of $.01 par value preferred stock at December 31, 1998, with 400,000 shares designated as voting Series A Preferred Stock ("Series A"). Each outstanding Series A share bears a $6.00 cumulative annual dividend which is payable if earned and declared, if the Series A preferred stock is redeemed or if the Company is liquidated. The Company may redeem all Series A shares at any time for $100 per share plus dividends in arrears. As of December 31, 1998 and 1997, aggregate Series A preferred stock dividends of $2,776,235 and $1,213,131, respectively, are in arrears.

      During 1998, the Company issued Series A preferred stock and common stock for approximately $17.5 million and $3.0 million to the Stockholder and DLJ Fund Investment Partners II, L.P., respectively.

      STOCKHOLDERS' AGREEMENT - The Company and its stockholders have entered into a stockholders' agreement which provides certain restrictions and rights related to the transfer, sale or purchase of capital shares.

7.    LEASES AND OTHER COMMITMENTS

      LEASES - The Company has noncancelable operating and capital leases primarily involving theater facilities and equipment with varying terms. In addition to the minimum annual lease payments, most of these leases provide for contingent rentals based on operating results and require the payment of taxes, insurance and other costs applicable to the property. Generally, these leases include renewal options for various periods at stipulated rates.

      Rent expense under operating leases for the years ended December 31, 1998 and 1997 and for the period from May 10, 1996 (date of inception) to December 31, 1996 (primarily incurred in November and December 1996) totaled $13,803,689, $3,177,013 and $234,293, respectively. The terms of an operating lease obligate the Company to incur costs to bring one of its theatres into compliance with seismic requirements. The Company estimates that related costs will approximate $1,250,000.

      Future minimum payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1998, are due as follows:

                         1999                                     $  18,092,804
                         2000                                        16,916,439
                         2001                                        16,358,107
                         2002                                        14,610,022
                         2003                                        13,551,307
                         Thereafter                                  82,334,526
                                                                  -------------

Total                                                             $ 161,863,205
                                                                  =============


      Future minimum lease payments under capital leases together with the present value of minimum lease payments consist of the following:

                         1999                                     $     798,269
                         2000                                           842,837
                         2001                                           537,946
                         2002                                           537,946
                         2003                                           537,946
                         Thereafter                                   7,685,931
                                                                  -------------
                                                                     10,940,875

Less amount representing interest                                    (6,220,292)
                                                                  -------------
Present value of future minimum lease payments                        4,720,583
Less current portion                                                   (306,284)
                                                                  -------------

Total                                                             $   4,414,299
                                                                  =============

      The Company is completing theater improvements related to lease agreements requiring additional future minimum lease payments estimated to be $32.8 million over 20 years.

      LETTERS OF CREDIT AND COLLATERAL - At December 31, 1998 and 1997, the Company has outstanding letters of credit of $3,450,000 and $15,000, respectively, in connection with future theater construction and improvement.

8.    CONTINGENCIES

      The Company, in the normal course of business, is party to various legal actions. Management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

9.    SEGMENTS

      The Company identifies its segments based on type of films exhibited and management responsibility. Segment profit (loss) is measured as operating profit (loss), which is defined as profit (loss) before other income (expense). During the year ended December 31, 1997 and the period from May 10, 1996 (date of inception to December 31, 1996, the Company had no operations in the Specialty Film segment. Information on segments and a reconciliation to net loss for the year ended December 31, 1998 are as follows (in 000's):

                                                                       SILVER
                                                       LANDMARK        CINEMAS
                                                      (SPECIALTY      (SECOND AND
                                                         FILM)         FIRST-RUN)     CORPORATE       CONSOLIDATED

Revenues                                               $ 39,804        $ 37,412                         $ 77,216
Depreciation and amortization                             3,271           3,236                            6,507
Asset impairment charges                                     70           4,510                            4,580

Operating income (loss)                                   1,178          (9,099)                          (7,921)
Interest expense and debt issue costs                                                  $(9,409)           (9,409)
Interest income and other expense                                                          544               544
                                                                                                       ---------

Net loss                                                                                               $ (16,786)
                                                                                                       ==========

Total assets                                           $ 79,865        $ 48,308        $ 4,219         $ 132,392


      Corporate assets consist primarily of debt issue costs. Additions to the Specialty Film and Discount segments' long-lived assets were $78,844,910 and $30,800,476, respectively, in 1998.

10.   ASSET IMPAIRMENT CHARGES

      During 1998, the Company impaired assets at 24 locations based on its continuing evaluation of recoverability of long-lived theater assets at 20 locations and its intent to close and dispose of 4 locations. Impairment costs of $4,580,000 reduced goodwill and theater properties and equipment.

11.   INCOME TAXES

      Deferred tax liabilities (assets) at December 31, 1998 and 1997 consist of the following:

                                                            1998          1997
Deferred tax assets:
   Net operating loss carryforwards                     $(6,000,000)  $  (700,000)
   Book accruals and reserves in excess of
      cumulative tax deductions                            (100,000)      (50,000)
                                                        -----------   -----------

Total                                                    (6,100,000)     (750,000)

Deferred tax liabilities -
   Tax depreciation and amortization in excess of book    2,500,000       150,000
Valuation allowance                                       3,600,000       600,000
                                                        -----------   -----------

                                                        $      --     $      ---
                                                        ===========   ===========

      The Company has provided a full valuation allowance for net deferred tax assets due to the lack of an earnings history. Gross deferred tax assets at December 31, 1998 and 1997, include net operating loss carryforwards of approximately $15,000,000 and $1,700,000, respectively, for income tax purposes. These net operating loss carryforwards begin to expire in 2011 and may be limited in use in the event of significant changes in the Company's ownership.

12.   EMPLOYEE BENEFIT PLAN

      During 1998, the Company implemented a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Participants may make contributions to the plan of up to 15% of their gross salary and are fully vested. Employer contributions to the plan, which are made at the discretion of the Company, are made up to 50% of participant contributions to a maximum of 6% of compensation. The 401(k) contributions expense charged to operations for the year ended December 31, 1998, was $90,202.

13.   FINANCIAL INSTRUMENTS

      The following estimated fair value information for financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and certain notes payable and long-term obligations approximates fair value. The fair value of $83,000,000 at December 31, 1998 for the 10 1/2% Senior Subordinated Notes is based on quoted market prices. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                               INDEX TO EXHIBITS


     EXHIBIT NO.            DESCRIPTION
        27             Financial Data Schedule