Form 10-Q
period 1999-03-31
SILVER CINEMAS INTERNATIONAL INC
filed 1999-05-14
CIK 1063326

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended....................................March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                              ------------------------  ---------------------

Commission file number                                                  000-
                      --------------------------------------------------    ----

                       SILVER CINEMAS INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                   Delaware                                72-2656147

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

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 139,808 shares of common stock as of May 14, 1999

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                PAGE
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balanced Sheets as of March 31, 1999 (unaudited)
               and December 31, 1998                                                            3

          Condensed Consolidated Statements of Operations (unaudited) for the
               three months ended March 31, 1999 and 1998                                       4

          Condensed Consolidated Statements of Cash Flows (unaudited) for the
               three months ended March 31, 1999 and 1998                                       5

          Notes to Condensed Consolidated Financial Statements (unaudited)                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                    16

Item 2.   Changes in Securities and Use of Proceeds                                            16

Item 3.   Defaults Upon Senior Securities                                                      16

Item 4.   Submission of Matters to a Vote of Security Holders                                  16

Item 5.   Other Information                                                                    16

Item 6.   Exhibits and Reports on Form 8-K                                                     17

Signatures

                         PART I - FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                 March 31,         December 31,
ASSETS                                                                             1999                1998
                                                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $   6,214,168      $   2,880,955
   Inventories                                                                        564,911            560,886
   Receivables                                                                        653,576          1,210,328
                                                                                -------------      -------------

           Total current assets                                                     7,432,655          4,652,169

THEATER PROPERTIES AND EQUIPMENT, Net                                              66,115,441         66,913,041

GOODWILL - Net                                                                     49,851,313         49,981,350

OTHER ASSETS - Net                                                                 11,392,979         10,845,858
                                                                                -------------      -------------

TOTAL                                                                           $ 134,792,388      $ 132,392,418
                                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                            $     110,000      $     110,000
   Current portion of capital lease obligations                                       313,861            306,284
   Accounts payable                                                                   780,280            522,733
   Accrued film rentals                                                             2,763,822          2,098,791
   Accrued payrolls                                                                 1,453,633          1,190,914
   Accrued interest                                                                 4,815,250          2,209,500
   Accrued property taxes and other liabilities                                     1,523,772          1,646,509
                                                                                -------------      -------------

           Total current liabilities                                               11,760,618          8,084,731

LONG-TERM DEBT, less current portion                                              100,000,000        100,110,000

CAPITAL LEASE OBLIGATIONS, less current obligations                                 4,332,984          4,414,299

OTHER LONG-TERM OBLIGATIONS                                                         2,114,510          2,198,380
                                                                                -------------      -------------

           Total liabilities                                                      118,208,112        114,807,410

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: Series preferred stock, 100,000 shares authorized, no shares issued Series A preferred stock, $.01 par value, 400,000 shares authorized,
      359,874 shares issued and outstanding at March 31, 1999
      and December 31, 1998                                                        35,987,442         35,987,442
   Common stock, $.01 par value; 200,000 shares authorized, 139,808 and
      140,458 shares issued and outstanding at March 31, 1999 and
      December 31, 1998, respectively                                                   1,398              1,405
   Additional paid-in capital                                                         138,410            139,053
   Stockholder notes receivable                                                      (201,780)          (201,780)
   Accumulated deficit                                                            (19,341,194)       (18,341,112)
                                                                                -------------      -------------

           Total stockholders' equity                                              16,584,276         17,585,008
                                                                                -------------      -------------

TOTAL                                                                           $ 134,792,388      $ 132,392,418
                                                                                =============      =============


See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                    Three Months Ended
                                                         March 31,
                                              ------------------------------
                                                  1999              1998
REVENUES:
   Admissions                                 $ 20,388,269      $  2,560,296
   Concessions                                   7,793,550         2,129,201
   Other                                           413,262           113,230
                                              ------------      ------------

           Total                                28,595,081         4,802,727

COSTS AND EXPENSES:
   Costs of operations:
      Film rentals                               8,387,981           985,759
      Concessions supplies                       1,404,944           309,394
      Salaries and wages                         4,210,896           855,060
      Occupancy costs                            4,413,847           917,011
      Advertising                                1,016,731           144,303
      Utilities and other                        3,634,412           816,061
   General and administrative expenses           1,880,607           613,322
   Depreciation and amortization                 2,084,607           475,850
                                              ------------      ------------

           Total                                27,034,025         5,116,760
                                              ------------      ------------

OPERATING INCOME (LOSS)                          1,561,056          (314,033)

OTHER INCOME (EXPENSE):
   Interest expense                             (2,753,621)         (156,542)
   Amortization of debt issue costs               (165,747)          (34,119)
   Interest income and other expense, net           93,067             9,802
   Gain on sale of theater                         265,165
                                              ------------      ------------

           Total                                (2,561,136)         (180,859)
                                              ------------      ------------

NET LOSS                                        (1,000,080)         (494,892)

PREFERRED STOCK DIVIDENDS                         (581,455)         (246,254)
                                              ------------      ------------

NET LOSS APPLICABLE TO COMMON STOCK           $ (1,581,535)     $   (741,146)
                                              ============      ============


See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                   Three Months Ended
                                                                       March 31,
                                                             ------------------------------
                                                                 1999              1998
OPERATING ACTIVITIES:
   Net loss                                                  $ (1,000,080)     $   (494,892)
   Noncash items in net loss:
      Depreciation and amortization                             2,250,354           509,969
      Straight-line rent adjustment                                61,242
      Gain on sale of theater                                    (265,165)
      Amortization of long-term liabilities                       (68,870)
   Cash from (used for) working capital:
      Receivables and other                                       556,752            53,519
      Accounts payable                                            257,547           557,328
      Accrued liabilities                                       3,349,521          (940,419)
                                                             ------------      ------------

           Net cash from (used for) operating activities        5,141,301          (314,495)
                                                             ------------      ------------

INVESTING ACTIVITIES:
   Acquisitions of theater properties and equipment              (802,816)       (4,904,605)
   Sale of theater                                              1,552,395
   Additions to theater properties and equipment               (1,537,882)         (627,786)
   Increase in other assets                                      (740,783)         (302,223)
                                                             ------------      ------------

           Net cash used for investing activities              (1,529,086)       (5,834,614)
                                                             ------------      ------------

FINANCING ACTIVITIES:
   Payments of debt and capital leases                           (183,738)       (3,876,847)
   Increase in debt issue costs                                   (94,614)         (134,936)
   Issuance (repurchase) of capital stock                            (650)       10,000,300
                                                             ------------      ------------

           Net cash from (used for) financing activities         (279,002)        5,988,517
                                                             ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                3,333,213          (160,592)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                          2,880,955           276,497
                                                             ------------      ------------

   End of period                                             $  6,214,168      $    115,905
                                                             ============      ============

SUPPLEMENTAL INFORMATION -
   Cash paid for interest                                    $    147,870      $    230,214
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

      UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
      Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 1999.

      The information included in this Form 10-Q should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 31, 1999.

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

2.    THEATER PROPERTIES AND EQUIPMENT

      The following is a summary of theater properties and equipment:

                                                             MARCH 31,       DECEMBER 31,
                                                               1999              1998
                                                            (UNAUDITED)
Land                                                       $  1,810,062      $  1,810,062
Buildings                                                    10,685,601        10,689,846
Leasehold interests and improvements                         32,088,382        31,770,730
Theater furniture and equipment                              25,744,468        26,295,904
Theaters under construction                                   1,428,897           897,181
                                                           ------------      ------------
      Total                                                  71,757,410        71,463,723
Less accumulated depreciation and amortization               (5,641,969)       (4,550,682)
                                                           ------------      ------------

Theater properties and equipment - net                     $ 66,115,441      $ 66,913,041
                                                           ============      ============

3.    OTHER ASSETS

      The following is a summary of other assets:


                                                   MARCH 31,          DECEMBER 31,
                                                      1999                1998
                                                  (UNAUDITED)
Noncompete agreements                             $ 2,026,400         $ 2,026,400
Debt issue costs                                    4,650,273           4,555,659
Organization costs                                     52,431              52,431
                                                  -----------         -----------
      Total                                         6,729,104           6,634,490
Less accumulated amortization                      (1,562,538)         (1,274,262)
                                                  -----------         -----------
Net                                                 5,166,566           5,360,228
Employee notes receivable                             136,681             136,681
Equipment, lease and other deposits                 6,089,732           5,348,949
                                                  -----------         -----------

Total                                             $11,392,979         $10,845,858
                                                  ===========         ===========


4.    DEBT

      The following is a summary of debt:

                                                     MARCH 31,           DECEMBER 31,
                                                       1999                  1998
                                                    (UNAUDITED)
Senior subordinated notes                          $ 100,000,000         $ 100,000,000
Other                                                    110,000               220,000
                                                   -------------         -------------
      Total                                          100,110,000           100,220,000
Less current portion                                    (110,000)              110,000
                                                   -------------         -------------

Long-term debt, less current portion               $ 100,000,000         $ 100,110,000
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

5.    CAPITAL STOCK

      As of March 31, 1999 and December 31, 1998, aggregate Series A Preferred Stock dividends of $3,357,690 and $2,776,235, respectively, are in arrears.

6.    SEGMENTS

      The Company identifies its segments based on type of films exhibited and management responsibility. Segment profit (loss) is measured as operating profit (loss), which is defined as profit (loss) before other income (expense). During the three months ended March 31, 1998, the Company had no operations in the Specialty Film segment. Information on segments and a reconciliation to net loss for the three months ended March 31, 1999 follows (in thousands):

                                                                        SILVER
                                                        LANDMARK       CINEMAS
                                                       (SPECIALTY    (SECOND AND
                                                         FILM)        FIRST-RUN)     CONSOLIDATED
Revenues                                               $   18,333    $    10,262     $     28,595
Depreciation and amortization                               1,156            929            2,085
Operating income (loss)                                     3,383         (1,822)    $      1,561
Interest expense and debt issue costs                                                      (2,919)
Interest income and other expense                                                              93
Gain on sale of theater                                                                       265
                                                                                     ------------

Net loss                                                                             $     (1,000)
                                                                                     ============


7.    INCOME TAXES

      As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in the three months ended March 31, 1999 and 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

    The following analysis of the financial condition and results of operations of Silver Cinemas International ("Silver Cinemas") and its wholly owned subsidiaries, Silver Cinemas, Inc. ("Silver") and Landmark Theatre Corp. ("Landmark") (collectively referred to as the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

    Since inception in May 1996, the Company has experienced rapid revenue growth through theater acquisition and the development of new theaters. During fiscal year 1996, the Company acquired 18 theaters with 102 screens. During fiscal year 1997, the Company acquired eight additional theaters with a total of 52 screens, constructed one theater with ten screens and added one screen to an existing theater. During fiscal year 1998, the Company acquired 81 theaters with 372 screens, opened three newly constructed theaters with 18 screens, closed 4 theaters with 10 screens, and terminated the management agreement on 2 theaters with 11 screens. In the current fiscal year through March 31, 1999, the Company acquired 1 specialty film theatre with 4 screens and sold one specialty film theater with 3 screens (the Company will continue to operate this theater through May 1999 on a short term lease arrangement), bringing the Company's total theater and screen count to 106 and 538, respectively. The Company expects that its future revenue growth will be derived primarily from the operation of its existing theaters, the acquisition and construction of specialty film theaters and the addition of screens and seating to existing theaters.

    In the three months ending March 31, 1999, the Company incurred a net loss of $1.0 million compared with a net loss for the same period of 1998 of $0.5 million.

    The consolidated operating income for the first three months of 1999 was $1.6 million, compared with an operating loss of $0.3 million for the three months ending March 31, 1998. Revenues for the three months ending March 31, 1999 grew $23.8 million, or 495%, to $28.6 million, as a result of the Company's acquisitions during the 1998. Expenses increased $21.9 million, or 428%.

SEGMENT DATA

    A summary of the results of operations for each of the Company's principal business segments is displayed in Note 6 to the condensed consolidated financial statements.

    The Company's business operations are aligned into the following two segments: Landmark (Specialty Film) and Silver Cinemas (primarily second-run).

RESULTS OF OPERATIONS OF LANDMARK

    The following table sets forth information for certain predecessor and successor fiscal periods used to present, without adjustment, information for the three months ended March 31, 1999 and 1998. This information is provided herein for the purpose of presenting comparisons for such periods; however, the Company makes no representations as to its usefulness for such purpose.

                                                 Unaudited                Unaudited
                                            ----------------------  ----------------------
                                              Three Months Ended      Three Months Ended
                                                  March 31,               March 31,
                                                    1998                      1999
                                            ----------------------  ----------------------
                                                (Predecessor)            (Successor)
Revenues:
      Admissions                            $     12,643      80.7% $ 14,942          81.5%
      Concessions                                  2,813      18.0     3,203          17.5
      Other                                          204       1.3       188           1.0
                                            ----------------------  ----------------------
           Total                                  15,660     100.0    18,333         100.0

Costs and expenses
    Cost of operations:
      Film rentals                                 5,924      37.8     6,370          34.7
      Cost of concessions                            581       3.7       560           3.1
      Payroll and related expenses                 2,470      15.8     2,199          12.0
      Occupancy costs                              1,646      10.5     1,710           9.3
      Advertising                                    278       1.8       545           3.0
      Other theater operating costs                1,295       8.3     1,574           8.6
                                            ----------------------  ----------------------
           Total                                  12,194      77.9    12,958          70.7

    General & administrative                       1,357       8.7       836           4.6
    Depreciation and amortization                  1,290       8.2     1,156           6.3
                                            ----------------------  ----------------------
    Operating income (loss)                 $        819       5.2% $  3,383          18.4%
                                            ======================  ======================


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Information for the three months ended March 31, 1998 represents results generated under prior ownership.

    Admissions Revenues. Admissions revenues increased $2.3 million or 18.2% to $14.9 million during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increased admissions revenue was primarily the result of a 19.7% increase in attendance from 2,102,726 to 2,516,497 partially offset by a decrease in the average ticket price from $6.01 to $5.94. Landmark benefits from having an average ticket price that is substantially higher than the national average ticket and strong customer loyalty due to their dedication to the specialty film market.

    Concessions Revenues. Concessions revenues increased $0.4 million or 13.9% to $3.2 million during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase in concession revenue was primarily the result of the increase in attendance, but was partially offset by a decrease in the average concession sale per attendee from $1.34 to $1.27.

    Film Expenses. Film rental expenses as a percentage of admissions revenue decreased from 46.9% to 42.6% as a result of the extended play weeks of several successful releases during the fourth quarter of 1998. Landmark's film rental rates are typically below film rental rates of first-run theaters, which average in the low to mid 50% range.

    Cost of Concessions. Concession costs as a percentage of concession revenue decreased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 from 20.7% to 17.5%. The reduction is primarily attributable the Company's negotiated volume discounts on the traditional theater concession items including fountain drinks. The Company put most of the volume discounts in place during the second and third quarters of 1998.

    Payroll and Related Expense. Payroll expense decreased from $2.5 million for the three months ended March 31, 1998 to $2.2 million for the three months ended March 31, 1999. Payroll per attendee, a key measure for staff efficiency, decreased from $1.17 per attendee to $0.87 per attendee. The decrease is primarily attributable to the Company's efforts to train theater managers to adjust their staffing levels to the level of business.

    Occupancy Costs. Occupancy costs increased from $1.6 million for the three months ended March 31, 1998 to $1.7 million for the three months ending March 31, 1999. This increase was primarily the result of two new theaters opened in 1998.

    Advertising Expenses. Advertising expenses increased $0.3 million to $0.5 million for the three months ending March 31, 1999 compared to the three months ending March 31, 1998. This increase was the result of increased print advertising associated with promoting the film product.

    General and Administrative Expenses. General and administrative expenses decreased from $1.4 million for the three months ended March 31, 1998 to $0.8 million for the three months ended March 31, 1999. The decrease was primarily the result of the elimination of duplicate staff positions following the acquisition.

RESULTS OF OPERATIONS OF SILVER CINEMAS

    The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items:


                                                   Unaudited              Unaudited
                                              --------------------   --------------------
                                               Three Months Ended     Three Months Ended
                                                    March 31,             March 31,
                                                      1998                  1999
                                              --------------------   --------------------
Revenues:
      Admissions                              $ 2,560         53.3%  $ 5,446         53.1%
      Concessions                               2,129         44.3     4,591         44.7
      Other                                       113          2.4       225          2.2
                                              --------------------   --------------------
           Total                                4,802        100.0    10,262        100.0

Costs and expenses
    Cost of operations:
      Film rentals                                986         20.5     2,018         19.7
      Cost of concessions                         309          6.4       845          8.3
      Payroll and related expenses                855         17.8     2,012         19.6
      Occupancy costs                             917         19.1     2,704         26.3
      Advertising                                 144          3.0       472          4.6
      Other theater operating costs               816         17.0     2,060         20.0
                                              --------------------   --------------------
           Total                                4,027         83.8    10,111         98.5

    General & administrative                      613         12.8     1,044         10.2
    Depreciation and amortization                 476          9.9       929          9.1
                                              --------------------   --------------------
    Operating income (loss)                   $  (314)        (6.5)% $(1,822)       (17.8)%
                                              ====================   ====================


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

    Admissions Revenues. Admissions revenue increased $2.9 million or 112.7% to $5.4 million during the three months ending March 31, 1999 compared to the three months ending March 31, 1998. The increased admission revenue was primarily the result of the addition of 31 acquired or constructed theaters representing 228 screens. The average ticket price for the circuit decreased from $1.67 to $1.62 primarily as the result of market-related price adjustments.

    Concession Revenues. Concession revenue increased $2.5 million or 115.6% to $4.6 million during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increased concession revenue was primarily the result of the newly acquired and constructed theaters but was partially offset by 1.4% decrease in the average concession sale per attendee from $1.38 to $1.36 due primarily to the implementation of the Company's reduced price concession menu aimed at stabilizing attendance at several locations.

    Film Rental Expenses. Film rental expenses as a percentage of admissions revenues declined from 38.5% for the three months ended March 31, 1998 compared to 37.1% for the three months ended March 31, 1999. The decrease was primarily attributable to the acquisition of 31 second-run theaters during 1998, which increased the percentage of admission revenue that was contributed by second-run theaters when compared to March 31, 1998.

    Concession Supplies Expenses. Concession costs as a percentage of concession revenue for the period to period comparison increased from 14.5% of concession sales to 18.4% primarily due the implementation of the Company's reduced price concession menu at several locations. Management believes this new pricing policy has assisted in stabilizing attendance levels at most theaters where the policy has been implemented.

    Salaries and Wage Expenses. Payroll expense increased from $0.9 million for the three months ended March 31, 1998 to $2.0 million for the three months ended March 31, 1999 due primarily to the addition of the newly acquired and constructed theaters. Payroll per attendee, a key measure for staff efficiency, increased from $0.56 per attendee to $0.60 per attendee. The increase is primarily attributable to the relative drop in attendance.

    Facility Lease Expenses. Facility leases increased $1.8 million to $2.7 million or 194.9% for the three months ended March 31, 1999 from $0.9 million for the three months ended March 31, 1998. The increase in facility lease expense is primarily attributable to the additional theaters acquired and constructed during 1998. Included in facility lease expense for the three months ended March 31, 1999 is noncash rent expense of $0.1 million.

    Advertising Expenses. Advertising expenses increased $0.3 million or 227.8% from the three months ended March 31, 1998 to $0.5 million for the three months ended March 31, 1999. Advertising expenses comprised 4.6% and 3.0% of total revenues for the three months ended March 31, 1999 and 1998 respectively.

    Utilities and Other Expenses. Utilities and other expenses increased from $0.8 million to $2.1 million or 152.5% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase was primarily the result of the additional theaters operated at March 31, 1999 compared to March 31, 1998.

    General and Administrative Expenses. General and administrative expenses increased from $0.6 million to $1.0 million or 70.3% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase was primarily the result of increased payroll costs associated with the Company's expansion.

    Depreciation and Amortization. Depreciation and amortization increased $0.5 million to $0.9 million or 95.2% for the year ended March 31, 1999 from $0.5 million for the three months ended March 31, 1998. The increase was primarily the result of theater property additions associated with the Company's expansion efforts.

    Operating Loss. The operating loss for the three months ended March 31, 1999 increased by $1.5 million to $1.8 million or 17.8% of total revenues, compared to an operating loss of $0.3 million, or 6.5% of total revenues, for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because revenues are received in cash prior to the payment of related expenses, there are, in effect, no accounts receivable. This, in combination with minimal inventory requirements, creates a negative working capital position, which provides certain operating capital.

    During the first quarter of 1999, the Company's capital requirements were the result of a theater acquisition, the renovation and upgrade of existing theaters, and the continued construction of a discount theater in Joliet, IL. Such capital expenditures were financed with a November 1998 equity sale, and internally generated cash.

    "Same Theater" attendance at the Company's Silver theaters has declined by approximately 12% for the three months ending March 31, 1999 compared to the three months ended March 31, 1998. Management believes this trend is the result of several factors including the development of megaplexes in certain markets, changes in film and video release patterns, and the overall strength of the US economy. If this trend continues, the Company's ability to generate liquidity could be negatively impacted.

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

    On January 15, 1999, a wholly owned subsidiary of Landmark purchased the stock of Dinger Brothers, Inc. which operates a 4-screen specialty-film theater, located in Texas, for approximately $0.8 million. The purchase was financed by a November 1998 equity sale and internally generated cash.

    On March 5, 1999, the Company sold its specialty theater in Sacramento, CA to a non-theater entity for approximately $1.6 million. The Company will continue to operate this theater on a month-to-month basis through May 1999 as the new owner completes plans to redevelop the site. On April 2, 1999, the Company sold its first-run theater in Burton, MI for approximately $2.0 million. The net proceeds from both sales are being used to continue the Company's new-build expansion program.

    On April 6, 1999 the Company entered into a Letter of Credit and Reimbursement Agreement between the Company and NationsBank, N.A. The agreement allows the Company to enter into up to $5.3 million in letters of credit associated with specific to-be-built theaters. Under certain circumstances, including the failure of the Company to pay amounts drawn under the letters of credit, Brentwood Associates Buyout Fund II, L.P has agreed to purchase a participation from the bank in outstanding letters of credit and reimbursement obligations. This agreement released approximately $3.4 million in cash that was securing previously issued letters of credit.

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

    As of March 31, 1999, the Company had $3.4 million of Series A Preferred Stock dividends in arrears.

INFLATION

    Inflation has not had a significant impact on the Company's operations to date.

SEASONALITY

    The Company's quarterly results of operations tend to be affected by film release patterns by producers and distributors, and the commercial success of films. In the past the year-end holiday season and the summer resulted in higher-than-average quarterly revenues for the Company.

YEAR 2000

    The "Year 2000 Issue" is the result of computer programs that use two digits instead of four to record the applicable year. Computer programs that have date-sensitive software might recognize a date using "00" as the Year 1900 instead of the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other events, a temporary inability to process transactions or engage in similar normal business activities. The Year 2000 is a leap year, which may also lead to incorrect calculations, functions or system failure. The Company has established a committee, which is currently gathering, testing and producing information about the Company's operations systems impacted by the Year 2000 transition. At the present time, the Company has completed its assessment of the day-to-day operating and reporting systems for all theaters and has contacted the various vendors to ensure that all necessary modifications and upgrades will be available for implementation by June 30, 1999. The Company's financial reporting and operational databases associated with the corporate offices have been tested, and modified as needed to ensure compliance with the Year 2000. All projects to modify the existing systems to ensure Year 2000 compliance are expected to be completed by September 30, 1999. Related costs are not anticipated to exceed $0.1 million at the completion of the project, and will be funded through internally generated cash flow.

    Under the "most reasonably likely worst case scenario" the Company's point of sale equipment will fail to operate at the theater level. In this event, the Company could return to a manual system of recording daily admission and concession revenues, which are primarily received in cash. Given the Company's daily reliance on point of sale equipment, theaters are currently trained in operating within a manual system when the point of sale equipment is occasionally inoperable. The impact from a system failure at the corporate office would only effect financial reporting and analysis of operating results.

    The Company is still in the assessment phase with respect to its significant suppliers and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. The major third party vendors include financial institutions, utility suppliers, providers of communication services and parties that provide goods or services that are essential to the Company's operations. While the Company is not presently aware of any such significant exposure, there can be no guarantees that the systems of third-parties on which the Company relies will be converted in a timely manner, or that failure to properly convert by another company would not have a material adverse effect on the Company. The Company will develop appropriate contingency plans in the event that a significant exposure is identified relative to the dependence on third-party systems.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           The senior subordinated notes include a restrictive covenant relative to the payment of dividends. As of March 31, 1999, aggregate Series A Preferred Stock dividends of $3.4 million are in arrears.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

           There have been no matters to a vote of the holders of securities of the Company since the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits.

                       EXHIBIT
                         NO.                      DESCRIPTION
                       -------                    -----------
                       27.1                  Financial Data Schedule.

           (b)     Reports on Form 8-K.

                   On January 15, 1999, the Company filed a report on Form 8-K dated January 12, 1999, announcing the resignation of Thomas
                   J. Owens from the positions of President and Director of Silver Cinemas International.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SILVER CINEMAS INTERNATIONAL, INC.

                                       By        /s/ STEVEN L. HOLMES
                                          ---------------------------------
                                                   Steven L. Holmes
                                              Chief Executive Officer and
                                                Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
 27.1              Financial Data Schedule.