Form 10-Q
period 1999-06-30
SILVER CINEMAS INTERNATIONAL INC
filed 1999-08-16
CIK 1063326

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended.....................................June 30, 1999

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

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 134,144 shares of common stock as of August 13, 1999.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                     PAGE
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balanced Sheets as of June 30, 1999 (unaudited)
               and December 31, 1998                                                 3

          Condensed Consolidated Statements of Operations (unaudited) for the
               three and six months ended June 30, 1999 and 1998                     4

          Condensed Consolidated Statements of Cash Flows (unaudited) for the
               six months ended June 30, 1999 and 1998                               5

          Notes to Condensed Consolidated Financial Statements (unaudited)           6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                21

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                         21

Item 2.   Changes in Securities and Use of Proceeds                                 21

Item 3.   Defaults Upon Senior Securities                                           21

Item 4.   Submission of Matters to a Vote of Security Holders                       21

Item 5.   Other Information                                                         21

Item 6.   Exhibits and Reports on Form 8-K                                          21

Signatures

                         PART I - FINANCIAL INFORMATION

              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                JUNE 30,          DECEMBER 31,
ASSETS                                                                           1999                1998
                                                                              (UNAUDITED)
                                                                             -------------       -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $   1,277,648       $   2,880,955
   Inventories                                                                     556,732             560,886
   Receivables                                                                     853,524           1,210,328
                                                                             -------------       -------------

           Total current assets                                                  2,687,904           4,652,169

THEATER PROPERTIES AND EQUIPMENT, Net                                           65,497,077          66,913,041

GOODWILL - Net                                                                  49,165,598          49,981,350

OTHER ASSETS - Net                                                               8,166,865          10,845,858
                                                                             -------------       -------------

TOTAL                                                                        $ 125,517,444       $ 132,392,418
                                                                             =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                         $     110,000       $     110,000
   Current portion of capital lease obligations                                    321,634             306,284
   Accounts payable                                                              2,007,913             522,733
   Accrued film rentals                                                          1,317,486           2,098,791
   Accrued payrolls                                                              1,545,383           1,190,914
   Accrued interest                                                              2,193,000           2,209,500
   Accrued property taxes and other liabilities                                  1,345,000           1,646,509
                                                                             -------------       -------------

           Total current liabilities                                             8,840,416           8,084,731

LONG-TERM DEBT, less current portion                                           100,000,000         100,110,000

CAPITAL LEASE OBLIGATIONS, less current obligations                              4,249,588           4,414,299

OTHER LONG-TERM OBLIGATIONS                                                      2,010,410           2,198,380
                                                                             -------------       -------------

           Total liabilities                                                   115,100,414         114,807,410


STOCKHOLDERS' EQUITY:
   Series preferred stock, 100,000 shares authorized, no shares issued
   Series A preferred stock, $.01 par value, 400,000 shares authorized,
      358,470 shares issued and outstanding at June 30, 1999
      and December 31, 1998                                                     35,847,006          35,987,442
   Common stock, $.01 par value; 200,000 shares authorized, 134,144 and
      140,458 shares issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively                                                1,341               1,405
   Additional paid-in capital                                                      132,803             139,053
   Stockholder notes receivable                                                    (51,780)           (201,780)
   Accumulated deficit                                                         (25,512,340)        (18,341,112)
                                                                             -------------       -------------
           Total stockholders' equity                                           10,417,030          17,585,008
                                                                             -------------       -------------
TOTAL                                                                        $ 125,517,444       $ 132,392,418
                                                                             =============       =============


See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                               -------------------------------       -------------------------------
                                                   1999               1998               1999               1998
                                               ------------       ------------       ------------       ------------
REVENUES:
   Admissions                                  $ 15,532,997       $ 13,268,235       $ 35,921,266       $ 15,828,531
   Concessions                                    6,675,032          5,900,605         14,468,582          8,029,806
   Other                                            418,858            362,592            832,120            475,822
                                               ------------       ------------       ------------       ------------

           Total                                 22,626,887         19,531,432         51,221,968         24,334,159

COSTS AND EXPENSES:
   Costs of operations:
      Film rentals                                7,150,756          5,798,118         15,538,737          6,783,877
      Concessions supplies                        1,278,739          1,060,170          2,683,683          1,369,564
      Salaries and wages                          4,184,099          3,784,143          8,394,995          4,639,203
      Occupancy costs                             4,452,459          3,727,321          8,866,306          4,644,332
      Advertising                                   725,424          1,037,069          1,742,155          1,181,372
      Utilities and other                         4,386,167          2,808,778          8,020,579          3,624,839
   General and administrative expenses            1,769,314          1,558,712          3,649,921          2,172,034
   Depreciation and amortization                  2,062,910          1,943,338          4,147,517          2,419,188
                                               ------------       ------------       ------------       ------------

           Total                                 26,009,868         21,717,649         53,043,893         26,834,409
                                               ------------       ------------       ------------       ------------

OPERATING INCOME (LOSS)                          (3,382,981)        (2,186,217)        (1,821,925)        (2,500,250)

OTHER INCOME (EXPENSE):
   Interest expense                              (2,751,737)        (2,340,248)        (5,505,358)        (2,496,790)
   Amortization of debt issue costs                (143,757)        (1,110,775)          (309,504)        (1,144,894)
   Interest income and other expense, net            (1,478)           228,903             91,589            238,705
   Gain on sale of theater                          108,808                               373,973
                                               ------------       ------------       ------------       ------------

           Total                                 (2,788,164)        (3,222,120)        (5,349,300)        (3,402,979)
                                               ------------       ------------       ------------       ------------

NET LOSS                                         (6,171,145)        (5,408,337)        (7,171,225)        (5,903,229)

PREFERRED STOCK DIVIDENDS                          (588,070)          (416,711)        (1,169,525)          (669,766)
                                               ------------       ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON STOCK            $ (6,759,215)      $ (5,825,048)      $ (8,340,750)      $ (6,572,995)
                                               ============       ============       ============       ============


See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                              ---------------------------------
                                                                   1999                1998
                                                              -------------       -------------
OPERATING ACTIVITIES:
   Net loss                                                   $  (7,171,225)      $  (5,903,229)
   Noncash items in net loss:
      Depreciation and amortization                               4,457,021           3,564,082
      Straight-line rent adjustment                                 122,322
      Gain on sale of theater                                      (373,973)
      Amortization of long-term liabilities                        (108,238)
      Capitalized interest                                          (22,085)
   Cash from (used for) working capital:
      Receivables and other                                         360,958            (289,638)
      Accounts payable                                            1,485,180           2,549,723
      Accrued liabilities                                          (867,167)          4,274,947
                                                              -------------       -------------

           Net cash from (used for) operating activities         (2,117,207)          4,195,885
                                                              -------------       -------------

INVESTING ACTIVITIES:
   Acquisitions of theater properties and equipment                (802,816)        (87,786,588)
   Sale of theater                                                3,552,395
   Additions to theater properties and equipment                 (4,013,282)         (6,555,558)
   Decrease (increase) in other assets                            2,254,982          (1,572,570)
                                                              -------------       -------------

           Net cash from (used for) investing activities            991,279         (95,914,716)
                                                              -------------       -------------

FINANCING ACTIVITIES:
   Proceeds from the issuance of debt                                               100,000,000
   Payments of debt and capital leases                             (259,360)         (6,597,009)
   Payments on long-term liabilities                                (64,733)
   Increase in debt issue costs                                    (152,636)         (4,488,818)
   Issuance (repurchase) of capital stock                              (650)         13,154,831
                                                              -------------       -------------

           Net cash from (used for) financing activities           (477,379)        102,069,004
                                                              -------------       -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,603,307)         10,350,173

CASH AND CASH EQUIVALENTS:
   Beginning of period                                            2,880,955             276,497
                                                              -------------       -------------

   End of period                                              $   1,277,648       $  10,626,670
                                                              =============       =============

SUPPLEMENTAL INFORMATION -
   Stock issued for notes receivable                          $                   $      98,790
                                                              =============       =============
   Cash paid for interest                                     $   5,521,857             397,776
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

2.    THEATER PROPERTIES AND EQUIPMENT

      The following is a summary of theater properties and equipment:

                                                      JUNE 30,         DECEMBER 31,
                                                        1999               1998
                                                    (UNAUDITED)
                                                    ------------       ------------
Land                                                $  1,810,062       $  1,810,062
Buildings                                             10,685,601         10,689,846
Leasehold interests and improvements                  32,879,228         31,770,730
Theater furniture and equipment                       26,511,477         26,295,904
Theaters under construction                              457,237            897,181
                                                    ------------       ------------
      Total                                           72,343,605         71,463,723
Less accumulated depreciation and amortization        (6,846,528)        (4,550,682)
                                                    ------------       ------------

Theater properties and equipment - net              $ 65,497,077       $ 66,913,041
                                                    ============       ============

3.    OTHER ASSETS

      The following is a summary of other assets:

                                           JUNE 30,         DECEMBER 31,
                                            1999               1998
                                         (UNAUDITED)
                                         -----------       ------------
Noncompete agreements                    $ 2,026,400       $  2,026,400
Debt issue costs                           4,708,295          4,555,659
Organization costs                            52,431             52,431
                                         -----------       ------------
      Total                                6,787,126          6,634,490
Less accumulated amortization             (1,850,909)        (1,274,262)
                                         -----------       ------------
Net                                        4,936,217          5,360,228
Employee notes receivable                    128,189            136,681
Equipment, lease and other deposits        3,102,459          5,348,949
                                         -----------       ------------

Total                                    $ 8,166,865       $ 10,845,858
                                         ===========       ============

4.    DEBT

      The following is a summary of debt:

                                            JUNE 30,        DECEMBER 31,
                                             1999               1998
                                          (UNAUDITED)
                                          ------------      ------------
Senior subordinated notes                 $100,000,000      $100,000,000
Other                                          110,000           220,000
                                          ------------      ------------
      Total                                100,110,000       100,220,000
Less current portion                           110,000           110,000
                                          ------------      ------------

Long-term debt, less current portion      $100,000,000      $100,110,000
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

5.    CAPITAL STOCK

      As of June 30, 1999 and December 31, 1998, aggregate Series A Preferred Stock dividends of $3,945,761 and $2,776,235, respectively, are in arrears.

6.    SEGMENTS

      The Company identifies its segments based on type of films exhibited and management responsibility. Segment profit (loss) is measured as operating profit (loss), which is defined as profit (loss) before other income (expense). During the three months ended March 31, 1998, the Company had no operations in the Specialty Film segment. Revenues by operating segment were as follows (in thousands):

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                           --------------------      --------------------
                                             1999         1998         1999         1998
                                           -------      -------      -------      -------
Landmark (Specialty Film)                  $13,034      $10,252      $31,367      $10,252
Silver Cinemas (Second and First-Run)        9,593        9,279       19,855       14,082
                                           -------      -------      -------      -------

Total revenues:                            $22,627      $19,531      $51,222      $24,334
                                           =======      =======      =======      =======


      Depreciation and amortization by operating segment were as follows (in thousands):

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30,                JUNE 30,
                                          ------------------      ------------------
                                           1999        1998        1999        1998
                                          ------      ------      ------      ------
Landmark                                  $1,167      $1,052      $2,323      $1,053
Silver Cinemas                               896         891       1,825       1,366
                                          ------      ------      ------      ------

Total depreciation and amortization:      $2,063      $1,943      $4,148      $2,419
                                          ======      ======      ======      ======


      Operating income (loss) and reconciliation to consolidated income (loss) are as follows (in thousands):

                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                           ---------------------       ---------------------
                                             1999          1998          1999          1998
                                           -------       -------       -------       -------
Landmark                                   $  (676)      $  (538)      $ 2,707       $  (538)
Silver Cinemas                              (2,707)       (1,648)       (4,529)       (1,962)
                                           -------       -------       -------       -------
Operating loss                              (3,383)       (2,186)       (1,822)       (2,500)
Interest expense and debt issue costs       (2,896)       (3,451)       (5,815)       (3,642)
Interest income and other expense               (1)          229            92           239
Gain on sale of theater                        109                         374
                                           -------       -------       -------       -------

Net loss                                   $(6,171)      $(5,408)      $(7,171)      $(5,903)
                                           =======       =======       =======       =======

7.    INCOME TAXES

      As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in the three or six months ended June 30, 1999 and 1998.

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

    Since inception in May 1996, the Company has experienced rapid revenue growth through theater acquisitions and the development of new theaters. During fiscal year 1996, the Company acquired 18 theaters with 102 screens. During fiscal year 1997, the Company acquired eight additional theaters with a total of 52 screens, constructed one theater with ten screens and added one screen to an existing theater. During fiscal year 1998, the Company acquired 81 theaters with 372 screens, opened three newly constructed theaters with 18 screens, closed 4 theaters with 10 screens, and terminated the management agreement on 2 theaters with 11 screens. In the current fiscal year through June 30, 1999, the Company acquired 1 specialty film theater with 4 screens, sold one specialty film theater with 3 screens and one first run theater with 6 screens, closed one discount theater with 8 screens, constructed one theater with 6 screens, and acquired one discount theater with 6 screens, bringing the Company's total theater and screen count to 105 and 533, respectively. The Company expects that its future revenue growth will be derived primarily from the operation of its existing theaters, the acquisition and construction of specialty film theaters and the addition of screens and seating to existing theaters.

    In the six months ended June 30, 1999, the Company incurred a net loss of $7.2 million compared with a net loss for the same period of 1998 of $5.9 million.

    The consolidated operating loss for the three months ended June 30, 1999 was $3.4 million, compared with an operating loss of $2.2 million for the three months ended June 30, 1998. Revenues for the three months ended June 30, 1999 grew $3.1 million, or 15.8%, to $22.6 million. Expenses increased $4.3 million, or 20%.

    The consolidated operating loss for the six months ended June 30, 1999 was $1.8 million, compared with an operating loss of $2.5 million for the six months ended June 30, 1998. Revenues for the six months ended June 30, 1999 grew $26.9 million, or 110.5%, to $51.2 million, primarily as a result of the Company's acquisitions in the second quarter of 1998. Expenses increased $26.2 million, or 97.7%.

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

RESULTS OF OPERATIONS OF LANDMARK

    The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items:

                                           UNAUDITED                  UNAUDITED
                                      THREE MONTHS ENDED          THREE MONTHS ENDED
                                            JUNE 30,                   JUNE 30,
                                             1998                        1999
                                   -----------------------      -----------------------
Revenues:
      Admissions                   $  8,151           79.5%     $ 10,433           80.0%
      Concessions                     1,907           18.6         2,315           17.8
      Other                             194            1.9           286            2.2
                                   --------         ------      --------         ------
           Total                     10,252          100.0        13,034          100.0

Costs and expenses
    Cost of operations:
      Film rentals                    3,827           37.3         5,157           39.6
      Cost of concessions               381            3.7           404            3.1
      Payroll and related
       expenses                       1,918           18.7         2,126           16.3
      Occupancy costs                 1,190           11.6         1,763           13.5
      Advertising                       601            5.9           430            3.3
      Other theater operating
       costs                          1,116           10.9         1,883           14.4
                                   --------         ------      --------         ------
           Total                      9,033           88.1        11,763           90.2

    General & administrative            704            6.9           780            6.0
    Depreciation and
     amortization                     1,052           10.3         1,167            9.0
                                   --------         ------      --------         ------
    Operating income (loss)        $   (537)          (5.3)%    $   (676)          (5.2)%
                                   ========         ======      ========         ======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

    Admissions Revenues. Admissions revenues increased $2.3 million or 28.0% to $10.4 million during the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increased admissions revenue was primarily the result of a 26.7% increase in attendance from 1,402,415 to 1,776,868 (partially attributable to the inclusion of the entire month of April 1999 compared to a partial month in April 1998 due to the timing of the close of the Landmark acquisition) and an increase in the average ticket price from $5.81 to $5.87. Landmark benefits from having an average ticket price that is substantially higher than the national average and strong customer loyalty due to their dedication to the specialty film market.

    Concessions Revenues. Concessions revenues increased $0.4 million or 21.4% to $2.3 million during the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increase in concession revenue was primarily the result of the increase in attendance, but was partially offset by a decrease in the average concession sale per attendee from $1.36 to $1.30.

    Film Expenses. Film rental expenses as a percentage of admissions revenue increased from 46.9% to 49.4% as a result of higher film settlement rates on several successful film releases during the first and second quarters of 1999. Landmark's film rental rates are typically below film rental rates of first-run theaters, which average in the low to mid 50% range.

    Cost of Concessions. Concession costs as a percentage of concession revenue decreased for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 from 20.0% to 17.5%. The reduction is primarily attributable to the Company's negotiated volume discounts on the traditional theater concession items including fountain drinks. The Company put most of the volume discounts in place during the second and third quarters of 1998.

    Payroll and Related Expense. Payroll expense increased $0.2 million or 10.8% to $2.1 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Payroll per attendee, a key measure for staff efficiency, decreased from $1.37 per attendee to $1.20 per attendee. The increased staffing efficiency is primarily attributable to the Company's efforts to train theater managers to adjust their staffing levels to the level of business.

    Occupancy Costs. Occupancy costs increased $0.6 million or 48.2% to $1.8 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This increase was primarily the result of two new theaters opened late in the second quarter of 1998 and the inclusion of the entire month of April 1999 compared to a partial month in April 1998 due to the timing of the close of the Landmark acquisition.

    Advertising Expenses. Advertising expenses decreased $0.2 million or 28.5% to $0.4 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This decrease was primarily the result of advertising rebates received in the second quarter of 1999 due to Landmark's advertising usage.

    Utilities and Other Expenses. Utilities and other expenses increased from $1.1 million to $1.9 million or 68.8% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increase was primarily the result of the additional theaters operated in the second quarter of 1998, and the inclusion of the entire month of April 1999 compared to a partial month in April 1998 due to the timing of the close of the Landmark acquisition.

    General and Administrative Expenses. General and administrative expenses were flat at $0.7 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

    Operating Loss. The operating loss for the three months ended June 30, 1999 increased by $0.1 million to $0.7 million or 5.2% of total revenues, compared to an operating loss of $0.5 million, or 5.2% of total revenues, for the three months ended June 30, 1998.

    The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items:


                                       UNAUDITED (1)             UNAUDITED
                                   --------------------     --------------------
                                     SIX MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30,                 JUNE 30,
                                           1998                    1999
                                   --------------------     --------------------
Revenues:
      Admissions                   $20,794         80.3%    $25,375         81.0%
      Concessions                    4,720         18.2       5,518         17.6
      Other                            398          1.5         474          1.4
                                   -------        -----     -------        -----
           Total                    25,912        100.0      31,367        100.0

Costs and expenses
    Cost of operations:
      Film rentals                   9,751         37.6      11,527         36.8
      Cost of concessions              962          3.7         964          3.1
      Payroll and related
       expenses                      4,388         16.9       4,324         13.8
      Occupancy costs                2,836         10.9       3,473         11.1
      Advertising                      879          3.4         975          3.1
      Other theater operating
       costs                         2,411          9.3       3,458         11.0
                                   -------        -----     -------        -----
           Total                    21,227         81.8      24,721         78.9

    General & administrative         2,061          8.0       1,616          5.0
    Depreciation and
     amortization                    2,342          9.0       2,323          7.4
                                   -------        -----     -------        -----
    Operating income               $   282          1.2%    $ 2,707          8.7%
                                   =======        =====     =======        =====

(1) The six months ended June 30, 1998 contain predecessor results through March 31, 1998 and successor results through June 30, 1998. This predecessor information is provided herein for the purposes of presenting comparisons for such periods; however, the Company makes no representations as to its usefulness for such purpose.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

    Admissions Revenues. Admissions revenues increased $4.6 million or 22.0% to $25.4 million during the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increased admissions revenue was primarily the result of a 22.5% increase in attendance from 3,505,000 to 4,293,000 partially offset by a decrease in the average ticket price from $5.93 to $5.91. Landmark benefits from having an average ticket price that is substantially higher than the national average and strong customer loyalty due to their dedication to the specialty film market.

    Concessions Revenues. Concessions revenues increased $0.8 million or 16.9% to $5.5 million during the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase in concession revenue was primarily the result of the increase in attendance, but was partially offset by a decrease in the average concession sale per attendee from $1.35 to $1.29.

    Film Expenses. Film rental expenses as a percentage of admissions revenue decreased from 46.9% to 45.4% as a result of the extended play weeks of several successful releases during the fourth quarter of 1998 and the first quarter of 1999. Landmark's film rental rates are typically below film rental rates of first-run theaters, which average in the low to mid 50% range.

    Cost of Concessions. Concession costs as a percentage of concession revenue decreased for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 from 20.4% to 17.5%. The reduction is primarily attributable to the Company's negotiated volume discounts on the traditional theater concession items including fountain drinks. The Company put most of the volume discounts in place during the second and third quarters of 1998.

    Payroll and Related Expense. Payroll expense decreased $0.1 million or 1.5% to $4.3 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1999. Payroll per attendee, a key measure for staff efficiency, decreased from $1.25 per attendee to $1.01 per attendee. The increase in payroll efficiency is primarily attributable to the Company's efforts to train theater managers to adjust their staffing to the level of business.

    Occupancy Costs. Occupancy costs increased $0.6 million or 22.5% to $3.5 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase was primarily the result of two new theaters opened in 1998 and contractual rent increases.

    Advertising Expenses. Advertising expenses increased $0.1 million or 10.9% to $1.0 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase was the result of increased print advertising associated with promoting the specialized film product.

    Utilities and Other Expenses. Utilities and other expenses increased from $2.4 million to $3.4 million or 43.4% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase was primarily the result of the additional theaters operated at June 30, 1999 compared to June 30, 1998.

    General and Administrative Expenses. General and administrative expenses decreased $0.4 million or 21.6% to $1.6 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The decrease was primarily the result of the elimination of duplicate staff positions following the acquisition.

    Operating Profit. The operating profit for the six months ended June 30, 1999 increased by $2.4 million to $2.7 million or 8.6% of total revenues, compared to an operating profit of $0.3 million, or 1.1% of total revenues, for the six months ended June 30, 1998.

RESULTS OF OPERATIONS OF SILVER CINEMAS

    The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items:

                                        UNAUDITED                  UNAUDITED
                                  ---------------------      ----------------------
                                    THREE MONTHS ENDED         THREE MONTHS ENDED
                                         JUNE 30,                   JUNE 30,
                                          1998                       1999
                                  ---------------------      ----------------------
Revenues:
      Admissions                  $ 5,117          55.2%     $  5,100          53.2%
      Concessions                   3,993          43.0         4,360          45.4
      Other                           169           1.8           133           1.4
                                  -------         -----      --------         -----
           Total                    9,279         100.0         9,593         100.0

Costs and expenses
    Cost of operations:
      Film rentals                  1,971          21.2         1,994          20.8
      Cost of concessions             679           7.3           874           9.1
      Payroll and related
       expenses                     1,866          20.1         2,059          21.5
      Occupancy costs               2,537          27.3         2,688          28.0
      Advertising                     436           4.7           295           3.1
      Other theater
       operating costs              1,693          18.2         2,503          26.1
                                  -------         -----      --------         -----
           Total                    9,182          98.8        10,413         108.6

    General & administrative          854           9.2           991          10.3
    Depreciation and
     amortization                     891           9.6           896           9.3
                                  -------         -----      --------         -----
    Operating income (loss)       $(1,648)        (17.7)%    $ (2,707)        (28.2)%
                                  =======         =====      ========         =====


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

    Admissions Revenues. Admissions revenue was flat at $5.1 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The average ticket price for the circuit decreased from $1.70 to $1.58 primarily as the result of market-related price adjustments, but was entirely offset by a 7.0% increase in attendance from 3,015,347 to 3,225,104 for the three months ended June 30, 1998 and June 30, 1999 respectively.

    Concession Revenues. Concession revenue increased $0.4 million or 9.2% to $4.4 million during the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increased concession revenue was primarily the result of a 2.3% increase in the average concession sale per attendee from $1.32 to $1.35 due primarily to the implementation of the Company's reduced price concession menu aimed at stabilizing attendance at several locations and a 7.0% increase in attendance.

    Film Rental Expenses. Film rental expenses as a percentage of admissions revenues increased from 38.5% for the three months ended June 30, 1998 compared to 39.1% for the three months ended June 30, 1999. The increase was primarily attributable to the increased percentage of admission revenue that was contributed by first-run theaters when compared to June 30, 1998.

    Concession Supplies Expenses. Concession costs as a percentage of concession revenue for the period to period comparison increased from 17.0% of concession sales to 20.0% primarily due the implementation of the Company's reduced price concession menu at several locations. Management believes this new pricing policy has assisted in stabilizing attendance levels at most theaters where the policy has been implemented.

    Salaries and Wage Expenses. Payroll expense increased $0.2 million or 10.3% to $2.1 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due primarily to the implementation of the Company's reduced-price concession policy which has increased unit sales resulting in increased staff levels. Payroll per attendee, a key measure for staff efficiency, increased from $0.62 per attendee to $0.64 per attendee.

    Facility Lease Expenses. Facility leases increased $0.2 million to $2.7 million or 6% for the three months ended June 30, 1999 from $2.5 million for the three months ended June 30, 1998. The increase in facility lease expense is primarily attributable to contractual increases in theater leases and additional theaters operated at June 30, 1999 compared to June 30, 1998. Included in facility lease expense for the three months ended June 30, 1999 is noncash rent expense of $0.1 million.

    Advertising Expenses. Advertising expenses decreased $0.1 million or 32.3% from the three months ended June 30, 1998 to $0.3 million for the three months ended June 30, 1999. Advertising expenses comprised 3.1% and 4.7% of total revenues for the three months ended June 30, 1999 and 1998 respectively.

    Utilities and Other Expenses. Utilities and other expenses increased from $1.7 million to $2.5 million or 47.8% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increase was primarily the result of the additional theaters operated at June 30, 1999 compared to June 30, 1998.

    General and Administrative Expenses. General and administrative expenses increased from $0.9 million to $1.0 million or 16% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The increase was primarily the result of increased payroll costs associated with the Company's expansion.

    Operating Loss. The operating loss for the three months ended June 30, 1999 increased by $1.0 million to $2.7 million or 28.2% of total revenues, compared to an operating loss of $1.7 million, or 17.8% of total revenues, for the three months ended June 30, 1998.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items:

                                        UNAUDITED                  UNAUDITED
                                  ----------------------      ----------------------
                                     SIX MONTHS ENDED           SIX MONTHS ENDED
                                         JUNE 30,                   JUNE 30,
                                           1998                       1999
                                  ----------------------      ----------------------
Revenues:
      Admissions                  $  7,677          54.5%     $ 10,547          53.1%
      Concessions                    6,122          43.5         8,950          45.1
      Other                            282           2.0           358           1.8
                                  --------         -----      --------         -----
           Total                    14,081         100.0        19,855         100.0

Costs and expenses
    Cost of operations:
      Film rentals                   2,957          21.0         4,011          20.2
      Cost of concessions              988           7.0         1,720           8.6
      Payroll and related
       expenses                      2,721          19.3         4,071          20.5
      Occupancy costs                3,454          24.5         5,393          27.1
      Advertising                      580           4.1           767           3.9
      Other theater
       operating costs               2,509          17.8         4,563          23.0
                                  --------         -----      --------         -----
           Total                    13,209          93.7        20,525         103.3

    General & administrative         1,467          10.4         2,034          10.2
    Depreciation and
     amortization                    1,367           9.7         1,825           9.2
                                  --------         -----      --------         -----
    Operating income (loss)       $ (1,962)        (13.8)%    $ (4,529)        (22.7)%
                                  ========         =====      ========         =====

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

    Admissions Revenues. Admissions revenue increased $2.9 million or 37.4% to $10.5 million during the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increased admission revenue was primarily the result of the addition of 31 acquired or constructed theaters representing 228 screens acquired in the second quarter of 1998, which contributed to the 44.9% increase in attendance. The average ticket price for the circuit decreased from $1.69 to $1.60 primarily as the result of market-related price adjustments.

    Concession Revenues. Concession revenue increased $2.8 million or 46.2% to $9.0 million during the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increased concession revenue was primarily the result of the newly acquired and constructed theaters and an 1.5% increase in the average concession sale per attendee from $1.34 to $1.36 due primarily to the implementation of the Company's reduced price concession menu aimed at stabilizing attendance at several locations.

    Film Rental Expenses. Film rental expenses as a percentage of admissions revenues declined from 38.5% for the six months ended June 30, 1998 compared to 38.0% for the six months ended June 30, 1999. The decrease was primarily attributable to the acquisition of 31 second-run theaters during 1998, which increased the percentage of admission revenue that was contributed by second-run theaters when compared to June 30, 1998.

    Concession Supplies Expenses. Concession costs as a percentage of concession revenue for the period to period comparison increased from 16.1% of concession sales to 19.2% primarily due to the implementation of the Company's reduced price concession menu at several locations. Management believes this new pricing policy has assisted in stabilizing attendance levels at most theaters where implemented.

    Salaries and Wage Expenses. Payroll expense increased $1.4 million or 49.6% to $4.1 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 due primarily to the addition of the newly acquired and constructed theaters. Payroll per attendee, a key measure for staff efficiency, increased from $0.60 per attendee to $0.62 per attendee. The increase is primarily attributable to the increased staffing levels at those theaters offering the reduced-rate concession menu.

    Facility Lease Expenses. Facility leases increased $1.9 million to $5.4 million or 56.1% for the six months ended June 30, 1999 from $3.5 million for the six months ended June 30, 1998. The increase in facility lease expense is primarily attributable to the additional theaters acquired and constructed during 1998. Included in facility lease expense for the six months ended June 30, 1999 is noncash rent expense of $0.1 million.

    Advertising Expenses. Advertising expenses increased $0.2 million or 32.2% from the six months ended June 30, 1998 to $0.8 million for the six months ended June 30, 1999. Advertising expenses comprised 3.9% and 4.1% of total revenues for the six months ended June 30, 1999 and 1998 respectively.

    Utilities and Other Expenses. Utilities and other expenses increased from $2.5 million to $4.6 million or 81.9% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase was primarily the result of the additional theaters operated at June 30, 1999 compared to June 30, 1998.

    General and Administrative Expenses. General and administrative expenses increased from $1.5 million to $2.0 million or 38.7% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The increase was primarily the result of increased payroll costs associated with the Company's expansion.

    Depreciation and Amortization. Depreciation and amortization increased $0.5 million to $1.8 million or 33.5% for the six months ended June 30, 1999 from $1.4 million for the six months ended June 30, 1998. The increase was primarily the result of theater property additions associated with the Company's expansion efforts.

    Operating Loss. The operating loss for the six months ended June 30, 1999 increased by $2.6 million to $4.5 million or 22.8% of total revenues, compared to an operating loss of $2.0 million, or 13.9% of total revenues, for the six months ended June 30, 1998.

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

    During the first six months of 1999, the Company's capital requirements were the result of a theater acquisition ($0.8 million), the renovation and upgrade of existing theaters ($2.0 million), and the continued development and construction of new theaters ($4.1 million). Such capital expenditures were financed with a November 1998 equity sale and certain asset sales.

    "Same Theater" attendance at the Company's Silver theaters has increased by approximately 2% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 and has declined by approximately 6% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. While management is encouraged with the slight increase in "Same Theater" attendance for the second quarter of 1999, there can be no assurances that this trend will continue into the future. Management believes the overall softness in discount theater attendance levels is the result of several factors including the development of megaplexes in certain markets, changes in film and video release patterns, and the overall strength of the U.S. economy. If this downward trend in attendance continues, the Company's ability to generate liquidity could be negatively impacted.

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

    On January 15, 1999, a wholly owned subsidiary of Landmark purchased the stock of Dinger Brothers, Inc. which operated a 4-screen specialty-film theater, located in Texas, for approximately $0.8 million. The purchase was financed by a November 1998 equity sale and internally generated cash.

    On March 5, 1999, the Company sold its specialty theater in Sacramento, CA to a non-theater entity for approximately $1.6 million. The Company operated this theater on a month-to-month basis through May 1999. On April 2, 1999, the Company sold its first-run theater in Burton, MI for approximately $2.0 million. The net proceeds from both sales are being used to continue the Company's new-build expansion program.

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

    In April 1998 the Company obtained a commitment for a $40.0 million revolving line of credit from DLJ Capital Funding, Inc. The terms of the commitment were based on assumptions of the business at the time of the acquisition of Landmark and StarTime in April 1998. Due to the recent attendance trends in the second-run segment, which have negatively impacted the Company's performance, the commitment is no longer available to the Company. As a result, in May 1999 the Company retained Donaldson, Lufkin & Jenrette to evaluate potential alternative sources of capital to complete the Company's new build program, to pursue acquisitions and for general corporate purposes.

    On August 3, 1999, Farallon Capital Management, LLC or affiliates ("Farallon") committed, subject to compliance with customary conditions, to provide the Company with a four year, senior secured credit facility with aggregate availability of $50.0 million, subject to a real estate collateral-based borrowing base (the "Credit Facility"). The Company does not anticipate that the borrowing base initially will permit funding of the entire committed amount. The Company, subject to execution of a credit agreement ("Credit Agreement"), will be able to utilize borrowings to fund working capital requirements, may possibly repurchase or refinance existing indebtedness and for other general corporate purposes, including, subject to conditions, the acquisition and construction of theaters. Silver Cinemas and each of the Company's direct and indirect domestic subsidiaries will be jointly and severally liable as co-borrowers for all borrowings under the Credit Agreement. The Credit Facility will rank senior in right of payment to the Notes and will be secured by a perfected first priority security interest in substantially all existing and future assets of the Company including: (i) fee interests and certain leasehold interests in real property; (ii) accounts receivable, equipment, inventory, and intangibles; and (iii) the capital stock of the Company. Until the Company enters into a Credit Agreement with Farallon (as assignee of and successor to DLJ Capital Funding), the Company will not be able to borrow under any credit facility.

    As of June 30, 1999, the Company had $3.9 million of Series A Preferred Stock dividends in arrears.

INFLATION

    Inflation has not had a significant impact on the Company's operations to date.

SEASONALITY

    The Company's quarterly results of operations tend to be affected by film release patterns by producers and distributors, and the commercial success of films. In the past the year-end holiday season and the summer resulted in higher-than-average quarterly revenues for the Company.

YEAR 2000

    The "Year 2000 Issue" is the result of computer programs that use two digits instead of four to record the applicable year. Computer programs that have date-sensitive software might recognize a date using "00" as the Year 1900 instead of the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other events, a temporary inability to process transactions or engage in similar normal business activities. The Year 2000 is a leap year, which may also lead to incorrect calculations, functions or system failure. At the present time, the Company has completed its assessment of the day-to-day operating and reporting systems for all theaters and has contacted the various vendors to ensure that all necessary modifications and upgrades will be implemented by September 30, 1999. The Company's financial reporting and operational databases associated with the corporate offices have been tested, and modified as needed to ensure compliance with the Year 2000. All projects to modify the existing systems to ensure Year 2000 compliance are expected to be completed by September 30, 1999. Related costs are not anticipated to exceed $0.1 million at the completion of the project, and will be funded through internally generated cash flow.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           The senior subordinated notes include a restrictive covenant relative to the payment of dividends. As of June 30, 1999, aggregate Series A Preferred Stock dividends of $3.9 million are in arrears.

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



                                            SILVER CINEMAS INTERNATIONAL, INC.

Date: August 16, 1999                       By /s/ STEVEN L. HOLMES
                                              ----------------------------------
                                               Steven L. Holmes
                                               Chief Executive Officer and
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

27.1                Financial Data Schedule.