Form 10-Q
period 1999-09-30
SILVER CINEMAS INTERNATIONAL INC
filed 1999-11-10
CIK 1063326

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended..............................September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------   -------------------

Commission file number                                             000-
                       -------------------------------------------     -----

                       SILVER CINEMAS INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                  Delaware                                      72-2656147

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

Yes [X]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 143,644 shares of common stock as of November 9, 1999

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                     PAGE
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balanced Sheets as of September 30, 1999 (unaudited)

            and December 31, 1998                                                                    3

         Condensed Consolidated Statements of Operations (unaudited) for the
            three and nine months ended September 30, 1999 and 1998                                  4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the
            nine months ended September 30, 1999 and 1998                                            5

         Notes to Condensed Consolidated Financial Statements (unaudited)                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                       9

Item 3.  Quantitative and Qualitative  Disclosures About Market Risk                                20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          20

Item 2.  Changes in Securities and Use of Proceeds                                                  20

Item 3.  Defaults Upon Senior Securities                                                            20

Item 4.  Submission of Matters to a Vote of Security Holders                                        20

Item 5.  Other Information                                                                          20

Item 6.  Exhibits and Reports on Form 8-K                                                           20

Signatures

                         PART I - FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                                  SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                                1999               1998
                                                                                  (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                                       $   1,147,840      $   2,880,955
 Inventories                                                                           543,656            560,886
 Receivables                                                                           522,538          1,210,328
                                                                                 -------------      -------------

     Total current assets                                                            2,214,034          4,652,169

THEATER PROPERTIES AND EQUIPMENT, Net                                               65,623,068         66,913,041

GOODWILL - Net                                                                      48,592,370         49,981,350

OTHER ASSETS - Net                                                                   8,521,149         10,845,858
                                                                                 -------------      -------------

TOTAL                                                                            $ 124,950,621      $ 132,392,418
                                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                               $     110,000      $     110,000
 Current portion of capital lease obligations                                          319,162            306,284
 Accounts payable                                                                    1,161,822            522,733
 Accrued film rentals                                                                1,449,370          2,098,791
 Accrued payrolls                                                                    1,682,367          1,190,914
 Accrued interest                                                                    4,820,750          2,209,500
 Accrued property taxes and other liabilities                                        1,956,129          1,646,509
                                                                                 -------------      -------------

     Total current liabilities                                                      11,499,600          8,084,731

LONG-TERM DEBT, less current portion                                               100,000,000        100,110,000

CAPITAL LEASE OBLIGATIONS, less current obligations                                  4,174,506          4,414,299

OTHER LONG-TERM OBLIGATIONS                                                          1,526,543          2,198,380
                                                                                 -------------      -------------

     Total liabilities                                                             117,200,649        114,807,410

STOCKHOLDERS' EQUITY:
 Series preferred stock, 100,000 shares authorized, no shares issued
 Series A preferred stock, $.01 par value, 400,000 shares
   authorized, 358,470 shares issued and outstanding at September 30, 1999
   and December 31, 1998                                                            35,847,006         35,987,442
 Convertible preferred stock, $.01 par value, 5,000 shares authorized,
   3,000 shares issued and outstanding at September 30, 1999                           300,000
 Common stock, $.01 par value; 200,000 shares authorized, 143,644 and
   140,458 shares issued and outstanding at September 30, 1999 and
   December 31, 1998, respectively                                                       1,436              1,405
 Additional paid-in capital                                                            142,177            139,053
 Stockholder notes receivable                                                          (51,780)          (201,780)
 Deferred compensation                                                                (299,970)
 Accumulated deficit                                                               (28,188,897)       (18,341,112)
                                                                                 -------------      -------------

     Total stockholders' equity                                                      7,749,972         17,585,008
                                                                                 -------------      -------------

TOTAL                                                                            $ 124,950,621      $ 132,392,418
                                                                                 =============      =============


See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                             ------------------------------      ------------------------------
                                                1999              1998               1999              1998
REVENUES:
  Admissions                                 $ 22,201,139      $ 18,995,287      $ 58,122,405      $ 34,823,818
  Concessions                                   8,586,094         8,533,513        23,054,676        16,563,320
  Other                                           414,488           370,736         1,246,608           846,558
                                             ------------      ------------      ------------      ------------

     Total                                     31,201,721        27,899,536        82,423,689        52,233,696

COSTS AND EXPENSES:
  Costs of operations:
   Film rentals                                10,391,404         8,158,305        25,930,141        14,942,182
   Concessions supplies                         1,749,932         1,113,075         4,433,615         2,482,639
   Salaries and wages                           4,422,395         4,623,469        12,817,390         9,262,502
   Occupancy costs                              4,639,088         3,877,347        13,505,394         7,999,380
   Advertising                                  1,124,457           739,983         2,866,612         1,921,355
   Utilities and other                          4,233,713         4,557,612        12,254,292         8,704,920
  General and administrative expenses           2,474,417         1,678,711         6,124,338         3,850,746
  Depreciation and amortization                 2,191,462         2,603,726         6,338,979         5,022,914
                                             ------------      ------------      ------------      ------------

     Total                                     31,226,868        27,352,228        84,270,761        54,186,638
                                             ------------      ------------      ------------      ------------

OPERATING INCOME (LOSS)                           (25,147)          547,308        (1,847,072)       (1,952,942)

OTHER INCOME (EXPENSE):
  Interest expense                             (2,749,804)       (2,759,893)       (8,255,162)       (5,256,683)
  Amortization of debt issue costs               (166,030)         (142,377)         (475,534)       (1,287,554)
  Interest income and other expense, net          258,141           151,657           349,730           390,646
  Gain on sale of theaters                          6,284                             380,257
                                             ------------      ------------      ------------      ------------

     Total                                     (2,651,409)       (2,750,613)       (8,000,709)       (6,153,591)
                                             ------------      ------------      ------------      ------------

NET LOSS                                       (2,676,556)       (2,203,305)       (9,847,781)       (8,106,533)

PREFERRED STOCK DIVIDENDS                        (596,891)         (427,507)       (1,766,416)       (1,097,273)
                                             ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON STOCK          $ (3,273,447)     $ (2,630,812)     $(11,614,197)     $ (9,203,806)
                                             ============      ============      ============      ============


See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                       ---------------------------------
                                                            1999              1998
OPERATING ACTIVITIES:
 Net loss                                              $  (9,847,781)     $  (8,106,533)
 Noncash items in net loss:
  Depreciation and amortization                            6,814,512          6,114,801
  Straight-line rent adjustment                              183,486
  Gain on sale of theater                                   (380,257)
  Amortization of long-term liabilities                     (259,169)
  Capitalized interest                                       (22,085)
 Cash from (used for) working capital:
  Receivables and other                                      705,020           (536,670)
  Accounts payable                                           300,792           (290,471)
  Accrued liabilities                                      2,579,416          8,304,699
                                                       -------------      -------------

     Net cash from (used for) operating activities            73,934          5,485,826
                                                       -------------      -------------

INVESTING ACTIVITIES:
 Acquisitions of theater properties and equipment           (802,816)       (88,549,922)
 Sale of theaters                                          3,755,806
 Additions to theater properties and equipment            (5,721,841)        (9,275,893)
 Decrease (increase) in other assets                       1,919,347         (1,981,459)
                                                       -------------      -------------

     Net cash from (used for) investing activities          (849,504)       (99,807,274)
                                                       -------------      -------------

FINANCING ACTIVITIES:
 Proceeds from the issuance of debt                                         100,000,000
 Payments of debt and capital leases                        (336,915)        (6,616,466)
 Payments on long-term liabilities                           (61,338)
 Increase in debt issue costs                               (559,006)        (4,523,317)
 Issuance (repurchase) of capital stock                         (286)        13,323,380
 Increase in stockholder notes receivable                                       (35,900)
                                                       -------------      -------------

     Net cash from (used for) financing activities          (957,545)       102,147,697
                                                       -------------      -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,733,115)         7,826,249

CASH AND CASH EQUIVALENTS:
 Beginning of period                                       2,880,955            276,497
                                                       -------------      -------------

   End of period                                       $   1,147,840      $   8,102,746
                                                       =============      =============

SUPPLEMENTAL INFORMATION -
 Stock issued for notes receivable                     $                  $      98,790
                                                       =============      =============
 Cash paid for interest                                $   5,643,912      $     520,753
                                                       =============      =============
 Deferred compensation                                 $     299,970      $
                                                       =============      =============


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

2.   THEATER PROPERTIES AND EQUIPMENT

     The following is a summary of theater properties and equipment:


                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1999              1998
                                                    (UNAUDITED)
Land                                               $  1,810,062      $  1,810,062
Buildings                                            10,685,601        10,689,846
Leasehold interests and improvements                 32,965,181        31,770,730
Theater furniture and equipment                      26,900,802        26,295,904
Theaters under construction                           1,423,967           897,181
                                                   ------------      ------------
   Total                                             73,785,613        71,463,723
Less accumulated depreciation and amortization       (8,162,545)       (4,550,682)
                                                   ------------      ------------

Theater properties and equipment - net             $ 65,623,068      $ 66,913,041
                                                   ============      ============

3.   OTHER ASSETS

     The following is a summary of other assets:



                                             SEPTEMBER 30,     DECEMBER 31,
                                                1999               1998
                                              (UNAUDITED)

Noncompete agreements                        $  2,026,400      $  2,026,400
Debt issue costs                                5,114,665         4,555,659
Organization costs                                 52,431            52,431
                                             ------------      ------------
   Total                                        7,193,496         6,634,490
Less accumulated amortization                  (2,139,470)       (1,274,262)
                                             ------------      ------------
Net                                             5,054,026         5,360,228
Employee notes receivable                         128,189           136,681
Equipment, lease and other deposits             3,338,934         5,348,949
                                             ------------      ------------

Total                                        $  8,521,149      $ 10,845,858
                                             ============      ============



4.   DEBT

     The following is a summary of debt:


                                             SEPTEMBER 30,    DECEMBER 31,
                                                 1999            1998
                                             (UNAUDITED)
Senior subordinated notes                    $100,000,000     $100,000,000
Other                                             110,000          220,000
                                             ------------     ------------
   Total                                      100,110,000      100,220,000
Less current portion                              110,000          110,000
                                             ------------     ------------

Long-term debt, less current portion         $100,000,000     $100,110,000
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

5.   CAPITAL STOCK

     As of September 30, 1999 and December 31, 1998, aggregate Series A Preferred Stock dividends of $4,542,652 and $2,776,235, respectively, are in arrears.

6.   SEGMENTS

     The Company identifies its segments based on type of films exhibited and management responsibility. Segment profit (loss) is measured as operating profit (loss), which is defined as profit (loss) before other income (expense). During the three months ended March 31, 1998, the Company had no operations in the Specialty Film segment. Revenues by operating segment were as follows (in thousands):


                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------     -------------------
                                                    1999       1998        1999        1998
Landmark (Specialty Film)                         $19,332     $14,961     $50,700     $25,213
Silver Cinemas (Second and First-Run)              11,870      12,939      31,724      27,021
                                                  -------     -------     -------     -------

Total revenues:                                   $31,202     $27,900     $82,424     $52,234
                                                  =======     =======     =======     =======

     Depreciation and amortization by operating segment were as follows (in thousands):


                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                  ---------------------     ---------------------
                                                     1999         1998        1999        1998
Landmark                                          $  1,167     $  1,146     $  3,491     $  2,198
Silver Cinemas                                       1,024        1,458        2,848        2,825
                                                  --------     --------     --------     --------

Total depreciation and amortization:              $  2,191     $  2,604     $  6,339     $  5,023
                                                  ========     ========     ========     ========

     Operating income (loss) and reconciliation to consolidated income (loss) are as follows (in thousands):


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                  ------------------------      ------------------------
                                                     1999           1998          1999           1998
Landmark                                          $   2,084      $     819      $   4,791      $     284
Silver Cinemas                                       (2,109)          (272)        (6,638)        (2,237)
                                                  ---------      ---------      ---------      ---------
Operating loss                                          (25)           547         (1,847)        (1,953)
Interest expense and debt issue costs                (2,916)        (2,902)        (8,731)        (6,545)
Interest income and other expense                       258            152            350            391
Gain on sale of theater                                   6                           380
                                                  ---------      ---------      ---------      ---------

Net loss                                          $  (2,677)     $  (2,203)     $  (9,848)     $  (8,107)
                                                  =========      =========      =========      =========

7.   INCOME TAXES

     As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in the three or nine months ended September 30, 1999 and 1998.

ITEM 2

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

     Since inception in May 1996, the Company has experienced rapid revenue growth through theater acquisitions and the development of new theaters. During fiscal year 1996, the Company acquired 18 theaters with 102 screens. During fiscal year 1997, the Company acquired eight additional theaters with a total of 52 screens, constructed one theater with ten screens and added one screen to an existing theater. During fiscal year 1998, the Company acquired 81 theaters with 372 screens, opened three newly constructed theaters with 18 screens, closed 4 theaters with 10 screens, and terminated the management agreement on 2 theaters with 11 screens. In the current fiscal year through September 30, 1999, the Company acquired 2 specialty film theaters with 7 screens, sold one specialty film theater with 3 screens and one first run theater with 6 screens, closed two discount theaters with 16 screens, constructed one theater with 6 screens, added 2 screens to an existing theater and acquired one discount theater with 6 screens, bringing the Company's total theater and screen count to 105 and 530, respectively. The Company expects that its future revenue growth will be derived primarily from the operation of its existing theaters, the acquisition and construction of specialty film theaters and the addition of screens and seating to existing theaters.

     In the nine months ended September 30, 1999, the Company incurred a net loss of $9.8 million compared with a net loss for the same period of 1998 of $8.1 million.

     The consolidated operating loss for the three months ended September 30, 1999 was $0.1 million, compared with operating income of $0.5 million for the three months ended September 30, 1998. Revenues for the three months ended September 30, 1999 grew $3.3 million, or 11.8%, to $31.2 million. Expenses increased $3.8 million, or 13.8%.

     The consolidated operating loss for the nine months ended September 30, 1999 was $1.8 million, compared with an operating loss of $2.0 million for the nine months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 grew $30.2 million, or 57.9%, to $82.4 million, primarily as a result of the Company's acquisitions in the second quarter of 1998. Expenses increased $30.1 million, or 55.5%.

SEGMENT DATA

     A summary of the results of operations for each of the Company's principal business segments is displayed in Note 6 to the condensed consolidated financial statements.

     The Company's business operations are aligned into the following two segments: Landmark (Specialty Film) and Silver Cinemas (primarily second-run).

RESULTS OF OPERATIONS OF LANDMARK

     The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items:


                                                  UNAUDITED                UNAUDITED
                                             -------------------      -------------------
                                             THREE MONTHS ENDED        THREE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                    1998                      1999
                                             -------------------      -------------------
Revenues:
   Admissions                                $12,027        80.4%     $15,825        81.9%
   Concessions                                 2,766        18.5        3,263        16.9
   Other                                         168         1.1          244         1.2
                                             -------     -------      -------     -------
      Total                                   14,961       100.0       19,332       100.0

Costs and expenses
  Cost of operations:
   Film rentals                                5,381        36.0        7,985        41.3
   Cost of concessions                           550         3.7          639         3.3
   Payroll and related expenses                2,505        16.7        2,278        11.8
   Occupancy costs                             1,712        11.4        1,947        10.1
   Advertising                                   339         2.2          665         3.4
   Other theater operating costs               1,769        11.8        1,689         8.7
                                             -------     -------      -------     -------
      Total                                   12,256        81.8       15,203        78.6

  General & administrative                       740         4.9          878         4.5
  Depreciation and amortization                1,146         7.7        1,167         6.1
                                             -------     -------      -------     -------
  Operating income (loss)                    $   819         5.6%     $ 2,084        10.8%
                                             =======     =======      =======     =======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Admissions Revenues. Admissions revenues increased $3.8 million or 31.6% to $15.8 million during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increased admissions revenue was primarily the result of a 22.8% increase in attendance from 2,068,990 to 2,540,797 and an increase in the average ticket price from $5.81 to $6.23. Landmark benefits from having an average ticket price that is substantially higher than the national average and strong customer loyalty due to their dedication to the specialty film market.

     Concessions Revenues. Concessions revenues increased $0.5 million or 18.0% to $3.3 million during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase in concession revenue was primarily the result of the increase in attendance, but was partially offset by a decrease in the average concession sale per attendee from $1.34 to $1.28.

     Film Expenses. Film rental expenses as a percentage of admissions revenue increased from 44.7% to 50.5% as a result of higher film settlement rates on several successful film releases (primarily "The Blair Witch Project") during the third quarter of 1999. Landmark's film rental rates are typically below film rental rates of first-run theaters, which average in the mid 50% range.

     Cost of Concessions. Concession costs as a percentage of concession revenue was flat for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 from 19.9% to 19.6%.

     Payroll and Related Expense. Payroll expense decreased $0.2 million or 9.0% to $2.3 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Payroll per attendee, a key measure for staff efficiency, decreased from $1.21 per attendee to $0.90 per attendee. The increased staffing efficiency is primarily attributable to the Company's efforts to train theater managers to adjust their staffing levels to the level of business.

     Occupancy Costs. Occupancy costs increased $0.2 million or 13.8% to $1.9 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This increase was primarily the result of the payment of percentage rents at several theaters playing "The Blair Witch Project" and the addition of two new theaters acquired in 1999.

     Advertising Expenses. Advertising expenses increased $0.3 million or 96.3% to $0.7 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This increase was primarily the result of advertising expenses associated with the promotion of third-quarter films.

     Utilities and Other Expenses. Utilities and other expenses decreased from $1.8 million to $1.7 million or 4.6% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The decrease was primarily the result of lower repairs and maintenance, and health insurance.

     General and Administrative Expenses. General and administrative expenses increased $0.1 million or 18.8% to $0.8 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

     Operating Profit. The operating profit for the three months ended September 30, 1999 increased by $1.3 million to $2.1 million or 10.8% of total revenues, compared to an operating profit of $0.8 million, or 5.6% of total revenues, for the three months ended September 30, 1998.

     The following table sets forth information for certain predecessor and successor fiscal periods used to present, without adjustment, information for the nine months ended September 30, 1999 and 1998. This information is provided herein for the purpose of presenting comparisons for such periods; however, the Company makes no representations as to its usefulness for such purpose.



                                                UNAUDITED (1)             UNAUDITED
                                             -------------------      -------------------
                                              NINE MONTHS ENDED       NINE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                    1998                    1999
                                             -------------------      -------------------
Revenues:
   Admissions                                $32,822        80.3%     $41,200        81.3%
   Concessions                                 7,486        18.3        8,781        17.3
   Other                                         565         1.4          719         1.4
                                             -------     -------      -------     -------
     Total                                    40,873       100.0       50,700       100.0

Costs and expenses
  Cost of operations:
   Film rentals                               15,132        37.0       19,512        38.5
   Cost of concessions                         1,512         3.7        1,603         3.2
   Payroll and related expenses                6,893        16.9        6,602        13.0
   Occupancy costs                             4,680        11.4        5,421        10.7
   Advertising                                 1,218         3.0        1,640         3.2
   Other theater operating costs               4,048         9.9        5,146        10.2
                                             -------     -------      -------     -------
     Total                                    33,483        81.9       39,924        78.8

  General & administrative                     2,801         6.9        2,494         4.9
  Depreciation and amortization                3,488         8.5        3,491         6.9
                                             -------     -------      -------     -------
  Operating income                           $ 1,101         2.7%     $ 4,791         9.4%
                                             =======     =======      =======     =======

(1) The nine months ended September 30, 1998 contain predecessor results through March 31, 1998 and successor results through September 30, 1998. This predecessor information is provided herein for the purposes of presenting comparisons for such periods; however, the Company makes no representations as to its usefulness for such purpose.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Admissions Revenues. Admissions revenues increased $8.4 million or 25.5% to $41.2 million during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increased admissions revenue was primarily the result of a 22.6% increase in attendance from 5,574,131 to 6,834,171 and an increase in the average ticket price from $5.89 to $6.03. Landmark benefits from having an average ticket price that is substantially higher than the national average and strong customer loyalty due to their dedication to the specialty film market.

     Concessions Revenues. Concessions revenues increased $1.3 million or 17.3% to $8.8 million during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase in concession revenue was primarily the result of the increase in attendance, but was partially offset by a decrease in the average concession sale per attendee from $1.34 to $1.28.

     Film Expenses. Film rental expenses as a percentage of admissions revenue increased from 46.1% to 47.4% as a result of higher settlements on several successful releases during the first nine months of 1999. Landmark's film rental rates are typically below film rental rates of first-run theaters, which average in the mid 50% range.

     Cost of Concessions. Concession costs as a percentage of concession revenue decreased for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 from 20.2% to 18.3%. The reduction is primarily attributable to the Company's negotiated volume discounts on the traditional theater concession items including fountain drinks. The Company put most of the volume discounts in place during the second and third quarters of 1998.

     Payroll and Related Expense. Payroll expense decreased $0.2 million or 4.2% to $6.6 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1999. Payroll per attendee, a key measure for staff efficiency, decreased from $1.24 per attendee to $0.97 per attendee. The increase in payroll efficiency is primarily attributable to the Company's efforts to train theater managers to adjust their staffing to the level of business.

     Occupancy Costs. Occupancy costs increased $0.7 million or 15.8% to $5.4 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase was primarily the result of two new theaters opened in 1998 and contractual rent increases.

     Advertising Expenses. Advertising expenses increased $0.4 million or 34.7% to $1.6 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This increase was the result of increased print advertising associated with promoting the specialized film product.

     Utilities and Other Expenses. Utilities and other expenses increased from $4.0 million to $5.1 million or 27.1% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase was primarily the result of the additional theaters operated at September 30, 1999 compared to September 30, 1998.

     General and Administrative Expenses. General and administrative expenses decreased $0.3 million or 10.9% to $2.5 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The decrease was primarily the result of the elimination of duplicate staff positions following the acquisition.

     Operating Profit. The operating profit for the nine months ended September 30, 1999 increased by $3.6 million to $4.7 million or 9.4% of total revenues, compared to an operating profit of $1.1 million, or 2.7% of total revenues, for the nine months ended September 30, 1998.

RESULTS OF OPERATIONS OF SILVER CINEMAS

     The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items:


                                                    UNAUDITED                   UNAUDITED
                                             ----------------------       ----------------------
                                               THREE MONTHS ENDED           THREE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                      1998                         1999
                                             ----------------------       ----------------------
Revenues:
   Admissions                                $  6,968          53.8%      $  6,376          53.7%
   Concessions                                  5,767          44.6          5,322          44.8
   Other                                          204           1.6            172           1.5
                                             --------      --------       --------      --------
     Total                                     12,939         100.0         11,870         100.0

Costs and expenses
  Cost of operations:
   Film rentals                                 2,777          21.5          2,406          20.3
   Cost of concessions                            563           4.3          1,111           9.3
   Payroll and related expenses                 2,119          16.4          2,144          18.1
   Occupancy costs                              2,780          21.5          2,692          22.7
   Advertising                                    401           3.1            460           3.9
   Other theater operating costs                2,174          16.8          2,546          21.4
                                             --------      --------       --------      --------
     Total                                     10,814          83.6         11,359          95.7

  General & administrative                        939           7.2          1,596          13.4
  Depreciation and amortization                 1,458          11.3          1,024           8.6
                                             --------      --------       --------      --------
  Operating income (loss)                    $   (272)         (2.1)%     $ (2,109)        (17.7)%
                                             ========      ========       ========      ========

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Admissions Revenues. Admissions revenue decreased $0.6 million or 8.5% to $6.4 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The decrease was primarily the result of a 5.5% decrease in the average ticket price for the circuit from $1.65 to $1.56 and a 3.2% decrease in attendance from 4,219,340 to 4,086,266 for the three months ended September 30, 1998 and September 30, 1999 respectively.

     Concession Revenues. Concession revenue decreased $0.4 million or 7.7% to $5.3 million during the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The decreased concession revenue was primarily the result of a 5.1% decrease in the average concession sale per attendee from $1.37 to $1.30 due primarily to the implementation of the Company's reduced price concession menu aimed at stabilizing attendance at several locations and a 3.2% decrease in attendance.

     Film Rental Expenses. Film rental expenses as a percentage of admissions revenues decreased from 39.9% for the three months ended September 30, 1998 compared to 37.7% for the three months ended September 30, 1999. The decrease was primarily attributable to the increased percentage of admission revenue that was contributed by discount theaters when compared to September 30, 1998.

     Concession Supplies Expenses. Concession costs as a percentage of concession revenue for the period to period comparison increased from 9.8% of concession sales to 20.9% primarily due the implementation of the Company's reduced price concession menu at several locations and conversion benefits recognized in the three months ended September 30, 1998 for the change in fountain drink suppliers.

     Salaries and Wage Expenses. Payroll expense was flat at $2.1 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Payroll per attendee, a key measure for staff efficiency, increased from $0.50 per attendee to $0.52 per attendee, primarily as a result of the decrease in attendance.

     Facility Lease Expenses. Facility lease expense decreased $0.1 million or 3.6% to $2.7 million for the three months ended September 30, 1999 compared to $2.8 million for the three months ended September 30, 1998. Included in facility lease expense for the three months ended September 30, 1999 is noncash rent expense of $0.1 million.

     Advertising Expenses. Advertising expenses increased $0.1 million or 14.6% from the three months ended September 30, 1998 to $0.5 million for the three months ended September 30, 1999. Advertising expenses comprised 3.9% and 3.1% of total revenues for the three months ended September 30, 1999 and 1998 respectively.

     Utilities and Other Expenses. Utilities and other expenses increased from $2.1 million to $2.5 million or 17.1% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase was primarily the result of the additional theaters operated at September 30, 1999 compared to September 30, 1998.

     General and Administrative Expenses. General and administrative expenses increased from $0.9 million to $1.6 million or 70.0% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase was primarily the result of approximately $0.5 million of one-time charges for the appointment of the Company's President and CEO.

     Operating Loss. The operating loss for the three months ended September 30, 1999 increased by $1.8 million to $2.1 million or 17.7% of total revenues, compared to an operating loss of $0.2 million, or 2.1% of total revenues, for the three months ended September 30, 1998.

The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items:


                                                    UNAUDITED                  UNAUDITED
                                             -------------------------    ----------------------
                                                NINE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                      1998                       1999
                                             -------------------------    ----------------------
Revenues:
   Admissions                                $ 14,645          54.2%      $ 16,922          53.3%
   Concessions                                 11,890          44.0         14,273          45.0
   Other                                          486           1.8            529           1.7
                                             --------      --------       --------      --------
      Total                                    27,021         100.0         31,724         100.0

Costs and expenses
  Cost of operations:
   Film rentals                                 5,735          21.2          6,418          20.2
   Cost of concessions                          1,552           5.7          2,831           8.9
   Payroll and related expenses                 4,840          17.9          6,215          19.6
   Occupancy costs                              6,234          23.1          8,085          25.5
   Advertising                                    982           3.6          1,227           3.9
   Other theater operating costs                4,683          17.3          7,108          22.4
                                             --------      --------       --------      --------
      Total                                    24,026          88.8         31,884         100.5

  General & administrative                      2,407           8.9          3,630          11.4
  Depreciation and amortization                 2,825          10.5          2,848           9.0
                                             --------      --------       --------      --------
  Operating income (loss)                    $ (2,237)         (8.3)%     $ (6,638)        (20.9)%
                                             ========      ========       ========      ========


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Admissions Revenues. Admissions revenue increased $2.3 million or 15.5% to $16.9 million during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increased admission revenue was primarily the result of the addition of 31 acquired or constructed theaters representing 228 screens acquired in the second quarter of 1998, which contributed to the 21.8% increase in attendance. The average ticket price for the circuit decreased from $1.67 to $1.58 primarily as the result of market-related price adjustments.

     Concession Revenues. Concession revenue increased $2.4 million or 20.0% to $14.3 million during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increased concession revenue was primarily the result of the newly acquired and constructed theaters and partially offset by a 1.5% decrease in the average concession sale per attendee from $1.36 to $1.34 due primarily to the implementation of the Company's reduced price concession menu aimed at stabilizing attendance at several locations.

     Film Rental Expenses. Film rental expenses as a percentage of admissions revenues declined from 39.2% for the nine months ended September 30, 1998 compared to 37.9% for the nine months ended September 30, 1999. The decrease was primarily attributable to the acquisition of 31 second-run theaters during 1998, which increased the percentage of admission revenue that was contributed by second-run theaters when compared to September 30, 1998.

     Concession Supplies Expenses. Concession costs as a percentage of concession revenue for the period to period comparison increased from 13.0% of concession sales to 19.8% primarily due to the implementation of the Company's reduced price concession menu at several locations. Management believes this new pricing policy has assisted in stabilizing attendance levels at several theaters where implemented.

     Salaries and Wage Expenses. Payroll expense increased $1.4 million or 28.4% to $6.2 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due primarily to the addition of the newly acquired and constructed theaters. Payroll per attendee, a key measure for staff efficiency, increased from $0.55 per attendee to $0.58 per attendee. The increase is primarily attributable to the increased staffing levels at those theaters offering the reduced-rate concession menu.

     Facility Lease Expenses. Facility lease expense increased $1.9 million to $8.1 million or 29.7% for the nine months ended September 30, 1999 from $6.2 million for the nine months ended September 30, 1998. The increase in facility lease expense is primarily attributable to the additional theaters acquired and constructed during 1998. Included in facility lease expense for the nine months ended September 30, 1999 is noncash rent expense of $0.2 million.

     Advertising Expenses. Advertising expenses increased $0.2 million or 25.0% for the nine months ended September 30, 1998 to $1.2 million for the nine months ended September 30, 1999. Advertising expenses comprised 3.9% and 3.6% of total revenues for the nine months ended September 30, 1999 and 1998 respectively.

     Utilities and Other Expenses. Utilities and other expenses increased from $4.7 million to $7.1 million or 51.8% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase was primarily the result of the additional theaters operated at September 30, 1999 compared to September 30, 1998.

     General and Administrative Expenses. General and administrative expenses increased from $2.4 million to $3.6 million or 50.8% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The increase was primarily the result of increased payroll costs associated with the Company's expansion and approximately $0.5 million of one-time expenses associated with the appointment of the Company's President and CEO.

     Depreciation and Amortization. Depreciation and amortization was flat at $2.8 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

     Operating Loss. The operating loss for the nine months ended September 30, 1999 increased by $4.3 million to $6.5 million or 20.9% of total revenues, compared to an operating loss of $2.2 million, or 8.3% of total revenues, for the nine months ended September 30, 1998.

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

     During the first nine months of 1999, the Company's capital requirements were the result of a theater acquisition ($0.8 million), the renovation and upgrade of existing theaters ($3.0 million), and the continued development and construction of new theaters ($4.6 million). Such capital expenditures were financed with a November 1998 equity sale and certain asset sales.

     "Same Theater" attendance at the Company's Silver theaters has decreased by approximately 4.3% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 and has declined by approximately 4.6% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Management believes the overall softness in discount theater attendance levels is the result of several factors including the development of megaplexes in certain markets, changes in film and video release patterns, and the overall strength of the U.S. economy. If this downward trend in attendance continues, the Company's ability to generate liquidity could be negatively impacted.

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

     On October 6, 1999, Farallon Capital Funding, LLC ("Farallon"), as agent, an affiliate thereof, as initial lender and the Company and its subsidiaries entered into a four year, senior secured credit facility with aggregate availability of $50.0 million, subject to a real estate collateral-based borrowing base (the "New Credit Facility"). The $50.0 million facility is comprised of a revolving credit facility of up to $15.0 million (the "Revolver"), a term loan of up to $17.0 million ("Term A Loan") and a term loan of up to $18.0 million ("Term B Loans"). The Term A Loan was funded in its entirety on October 8, 1999. Under the Term A Loan and the Revolver, the Company will utilize borrowings to fund working capital requirements, and for other general corporate purposes, including, subject to conditions, the acquisition and construction of theaters. The Term B Loans may be used only for repurchasing the Notes, and the amount of the Term B Loans will be limited to the lesser of
(i) $18.0 million and (ii) the amount by which the real estate collateral-based borrowing base exceeds approximately $32.0 million (i.e. the sum of the outstanding principal balance (including capitalized interest) of the Term A Loan and the $15.0 million revolving loan commitment). The Company and each of Silver Cinemas, Inc., Landmark Theatre USA, Inc., and Landmark Theatre Corp. (the "Guarantors") are jointly and severally liable as co-borrowers for all borrowings under the New Credit Facility. The New Credit Facility ranks senior in right of payment to the Notes and is secured by a perfected first priority security interest in substantially all existing and future assets of the Company and its subsidiaries including: (i) fee interests and certain leasehold interests in real property; (ii) accounts receivable, equipment, inventory, and intangibles; and (iii) the capital stock of the Guarantors.

     Farallon's obligations under the New Credit Facility to advance funds at any time during the four-year term are subject to certain conditions customary in secured credit facilities, including the absence of a default under the New Credit Facility. The New Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness or guarantees, prepay other indebtedness, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans, or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, change the business conducted by the Company or its subsidiaries or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. In addition, under the New Credit Facility, the Company is required to maintain a minimum ratio of EBITDA (as defined in the Credit Agreement) to fixed charges. The inability of the Company to meet such ratio or satisfy other conditions, or any breach of such covenants, will result in the Company being unable to borrow under the New Credit Facility, in addition to constituting a default under the Credit Agreement. Draws and outstanding amounts under the New Credit Facility are subject to a borrowing base, determined based on theater level cash flow of mortgaged theaters and, as to leased properties, the term of the related lease. As of November 9, 1999, the aggregate borrowing base under the New Credit Facility was $25.0 million. If at any time the borrowing base does not exceed outstanding amounts, the Company will be unable to borrow under the Credit Facility and, to the extent outstanding amounts exceed the borrowing base, the excess must be repaid. In circumstances where the Company is unable to borrow, the Company could be unable to effect its new-build strategy or fund capital expenditures.

     The Credit Agreement contains customary events of default, including without limitation events of default relating to (i) failure to pay principal, interest or fees, (ii) breach of covenants, representations or warranties, (iii) bankruptcy, (iv) change of control, (v) the occurrence of a material adverse effect and (vi) material judgements. The ability of the Company to comply with the conditions in the New Credit Facility may be affected by events that are beyond its control. The breach of any such conditions could result in a default under the New Credit Facility, and in the event of any such default, could result in the acceleration of the debt outstanding thereunder. All such outstanding debt would be required to be repaid in full before any payments could be made on the Notes. There can be no assurance that the assets of the Company or its subsidiaries would be sufficient to repay all such outstanding debt under the New Credit Facility and repay or service the Notes.

     As of September 30, 1999, the Company had $4.5 million of Series A Preferred Stock dividends in arrears.

INFLATION

     Inflation has not had a significant impact on the Company's operations to date.

SEASONALITY

     The Company's quarterly results of operations tend to be affected by film release patterns by producers and distributors, and the commercial success of films. In the past the year-end holiday season and the summer resulted in higher-than-average quarterly revenues for the Company.

YEAR 2000

     The "Year 2000 Issue" is the result of computer programs that use two digits instead of four to record the applicable year. Computer programs that have date-sensitive software might recognize a date using "00" as the Year 1900 instead of the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other events, a temporary inability to process transactions or engage in similar normal business activities. The Year 2000 is a leap year, which may also lead to incorrect calculations, functions or system failure. As of September 30, 1999, the Company has completed its assessment of the day-to-day operating and reporting systems for all theaters and has implemented the necessary modifications and upgrades. The Company's financial reporting and operational databases associated with the corporate offices have been tested, and modified as needed to ensure compliance with the Year 2000. All projects to modify the existing systems to ensure Year 2000 compliance have been completed as of September 30, 1999. Related costs associated with modifications and upgrades did not exceed $0.1 million and were funded through internally generated cash flow.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On August 25, 1999, the Board of Directors of the Silver Cinemas International, Inc. amended its Restated Certificate of Incorporation to allow for the issuance of a new series of Convertible Preferred Stock consisting initially of 5,000 shares with a liquidation preference of $100 per share. The dividend and conversion terms of the Convertible Preferred Stock are described in the Certificate of Amendment of Restated Certificate of Incorporation filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of September 16, 1999.
        The Convertible Preferred Stock ranks senior to the Series A Preferred Stock with respect to the payment of dividends and upon liquidation, dissolution, winding-up or otherwise and the Series A Preferred Stock ranks senior to all the Company's common stock and to all other series or classes of preferred stock.

        On September 7, 1999 the Company issued 3,000 shares of Convertible Preferred Stock to Larry Hohl in connection with the execution of his employment agreement. The shares were granted in a private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        The senior subordinated notes include a restrictive covenant relative to the payment of dividends. As of September 30, 1999, aggregate Series A Preferred Stock dividends of $4.5 million are in arrears.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        There have been no matters to a vote of the holders of securities of the Company since the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

            EXHIBIT
              NO.                  DESCRIPTION
            -------                -----------
             10.1          Material Contracts - New Credit Facility
             27.1          Financial Data Schedule.

        (b) Reports on Form 8-K.

            On September 16, 1999, the Company filed a report on Form 8-K dated September 13, 1999, announcing the appointment of Larry D. Hohl to the position of President and CEO of Silver Cinemas and all of its subsidiaries. In addition to his operating duties, Mr. Hohl was named to the Board of Directors of Silver Cinemas International, Inc.

            In connection with Mr. Hohl's appointment, the Company amended its Restated Certificate of Incorporation to allow for the issuance of a new class of preferred stock and entered into an employment agreement and stock purchase agreement with Mr. Hohl, all of which were filed as exhibits. The Registrant also amended its bylaws to increase the number of directors to eight (8).

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SILVER CINEMAS INTERNATIONAL, INC.

Date: November 8, 1999                By    /s/ STEVEN L. HOLMES
                                        ----------------------------------------
                                                 Steven L. Holmes
                                              Chief Financial Officer

                                  EXHIBIT INDEX


 EXHIBIT
   NO.                      DESCRIPTION
 -------                    -----------
  10.1          Material Contracts - New Credit Facility
  27.1          Financial Data Schedule