Form 10-K
period 1999-12-31
SILVER CINEMAS INTERNATIONAL INC
filed 2000-04-14
CIK 1063326

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999                 COMMISSION FILE NOS.

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

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 7, 2000, 141,746 shares of Common Stock were outstanding.

                                      INDEX

PART I.........................................................................................................    3
             Item 1:  Business
                      (a) General Development of Business
                      (b) Financial Information About Industry Segments
                      (c) Narrative Description of Business
             Item 2:  Properties
             Item 3:  Legal Proceedings
             Item 4:  Submission of Matters to a Vote of Security Holders

PART II........................................................................................................   12
             Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters
             Item 6:  Selected Financial Data
             Item 7:  Management's  Discussion  and Analysis of Financial  Condition and Results of Operation
             Item 7a: Quantitative and Qualitative Disclosures About Market Risk
             Item 8:  Financial Statements and Supplementary Data
             Item 9:  Changes in and  Disagreements  with  Accountants  on Accounting and Financial Disclosure

PART III.......................................................................................................   23
             Item 10: Directors and Executive Officers of the Registrant
             Item 11: Executive Compensation
             Item 12: Security Ownership of Certain Beneficial Owners and Management
             Item 13: Certain Relationships and Related Transactions

PART IV........................................................................................................   26
             Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
                      (a) Documents filed as part of this Report
                      (b) Reports on Form 8-K
                      (c) Exhibits
                      (c) Financial Statement Schedules

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

     Silver Cinemas International, Inc., a Delaware corporation (the "Company"), was formed in May 1996 and operates in two segments as the largest exhibitor of specialty motion pictures and one of the largest operators of second-run theaters in the United States. The Company has three wholly owned subsidiaries, Landmark Theatre Corp, Landmark Theatre Corp. USA (collectively referred to as "Landmark") and Silver Cinemas, Inc. ("Silver Cinemas"), (Landmark and Silver Cinemas are collectively referred to as the "Company"). Landmark operates 53 specialty motion picture theaters (164 screens) and Silver Cinemas operates 37 second-run theaters (269 screens) and 11 first-run theaters (73 screens). At April 7, 2000, the Company operated 101 theaters with 506 screens located in nineteen states.

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

ACQUISITIONS

     During 1998, the Company expanded its business with the acquisition of 81 theaters (372 screens) and the construction of three theaters (18 screens). The Company anticipates that its future growth will come primarily through the development of new specialty motion picture theaters and selected strategic acquisitions.

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

     In May 1999, the Company entered into a management agreement whereby it manages the operations of a six screen theater located in Colorado for a fixed monthly fee.

     In July 1999, the Company entered into a management agreement whereby it manages the operations of a three screen theater located in Missouri for a fixed monthly fee.

CLOSINGS / IMPAIRMENT / DISPOSITIONS

     The Company periodically reviews the profitability of each of its theaters in conjunction with the lease provisions to determine whether to continue their operations. During the year ended December 31, 1998, the Company closed or did not renew leases for four second-run theaters (17 screens) and two specialty theaters (4 screens) generally as a result of unfavorable or unavailable lease renewals or individual theater performance. These closures resulted in a $0.7 million charge for the year ended December 31, 1998. During 1998, Silver Cinemas also impaired assets at 16 second-run theaters (124 screens) and 4 first-run theaters (26 screens) based on its continuing valuation of recoverability of long-lived theater assets resulting in a charge of $3.9 million. All of these impaired theaters were acquired as part of larger acquisitions.

     In March 1999, the Company sold its specialty theater in Sacramento, California to a non-theater entity for approximately $1.5 million. In April 1999, the Company sold its theater in Burton, Michigan for approximately $2.2 million. These transactions resulted in total gains of $0.3 million. The net proceeds from both sales are being used to continue the Company's new-build expansion program. During the year ended December 31, 1999, the Company closed or did not renew the leases for four second run theaters (26 screens) as a result of unfavorable lease renewals or individual theater performance. These closures resulted in a $0.5 million charge for the year ended December 31, 1999. During 1999, Silver Cinemas impaired assets at 17 second-run theaters (128 screens) resulting in a $3.1 million charge.

     In March 2000, the Company closed an additional three second-run theaters (20 screens) and one specialty theater (3 screens) also as a result of unfavorable lease renewals or individual theater performance. These closures will not result in additional charges.

     The Company will continue to evaluate underperforming, and non-strategic theaters for the possibility of divestiture or restructuring.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following sets forth information with respect to securities sold by the Company for the last twelve months that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All securities sold and not registered were sold in transactions not involving a public offering under (S) 4(2) of the Securities Act. On August 25, 1999, the Board of Directors of the Company amended its Restated Certificate of Incorporation to allow for the issuance of a new series of Convertible Preferred Stock consisting initially of 5,000 shares with a liquidation preference of $100 per share. The dividend and conversion terms of the Convertible Preferred Stock are described in the Certificate of Amendment of Restated Certificate of Incorporation filed as
Exhibit 3.1 to the Company's Current Report on Form 8-K dated as of September 16, 1999. The Convertible Preferred Stock ranks senior to the Series A Preferred Stock with respect to the payment of dividends and upon liquidation, dissolution, winding-up or otherwise and the Series A Preferred Stock ranks senior to all the Company's common stock and to all other series or classes of preferred stock.

     On September 7, 1999, the Company issued 3,000 shares of Convertible Preferred Stock and sold 10,000 shares of common stock at $1.00 per share to Larry Hohl in connection with the execution of his employment agreement. The shares were granted in a private placement.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is principally engaged in the operation of movie theaters which serve our customers primarily through the operations of two segments.

     The Company identifies its segments based on type of film exhibited and management responsibility. The Landmark segment operates specialty motion picture theaters and the Silver Cinemas segment operates primarily second-run theaters. For the financial results of the Company's operating segments, see
Note 9 of Notes to Consolidated Financial Statements incorporated by reference in Item 8 of Part II of this annual report.

(c) NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

     The Company is the largest exhibitor of specialty motion pictures and one of the largest operators of second-run theaters in the United States. At April 7, 2000, the Company operated 101 theaters with 506 screens located in nineteen states. The 101 theaters are comprised of the Landmark segment's 53 specialty motion picture theaters, and the Silver Cinemas segment's 37 second-run theaters and 11 first-run theaters. The Company's strategy is to upgrade and expand theaters to provide a high-quality movie-going experience and to improve the profitability of theaters by combining certain administrative functions, obtaining volume discounts and implementing tighter operating controls.

     Landmark's specialty-film theaters exhibit alternatives to commercial first-run movies. The specialty-film niche is composed of art films, foreign pictures and independent releases such as Life Is Beautiful, Red Violin, The Blair Witch Project, and Buena Vista Social Club which are generally released in limited numbers to selected markets. Studios such as Disney, Universal, Sony, Paramount, Twentieth Century Fox and New Line have begun to distribute specialty-films through dedicated distribution subsidiaries (Miramax, USA Films, Sony Pictures Classics, Paramount's classics division, Fox Searchlight Pictures and Fine Line, respectively). Management believes that the recent success of independent films in garnering Academy Award nominations and Academy Awards will further drive independent film production, particularly from these "independent" subsidiaries which seek the recognition of these prestigious, high profile awards. In addition to the prestige of the Academy Awards, the generally lower budgets and higher potential returns on capital invested in specialty films makes the production of these films financially appealing to the studios. Specialty films are also attractive to exhibitors since the specialty-film niche tends to benefit from higher average admission prices and lower film rental expense than first-run operators, resulting in higher operating margins. Finally, the specialty-film niche, which generally appeals to more mature and upscale audiences, is expected to continue to benefit from favorable demographic trends as a result of the aging of the "baby boom" generation.

     Silver Cinemas' second-run theaters offer major studio productions, generally six to ten weeks after their initial release dates, at significantly lower admission prices than commercial first-run theaters, making their revenues less susceptible to economic recession. Silver Cinemas enjoys more favorable film booking arrangements and film buying terms at its second-run theaters than its commercial first-run counterparts. With far fewer second-run screens than first-run screens nationwide, there is typically little competition for prints of commercial films, enabling Silver Cinemas to screen its choice of successful commercial films. First-run theaters, on the other hand, must aggressively compete for films from distributors and generally screen only a subset of new releases. In addition to its film booking advantage, Silver Cinemas' second-run theaters also benefit from lower film rental expense and a larger proportion of high-margin concession sales as a percentage of overall revenue. Finally, Silver Cinemas' lower admission prices for its second-run theaters appeal especially to teen audiences and older patrons, segments of the population which are expected to experience steady growth over the next decade. "Same theater attendance" at these theaters has declined by approximately 8% and 16% during 1999 and 1998, respectively. Management believes this trend is the result of several factors including the development of megaplexes in certain markets, changes in film and video release patterns, and the overall strength of the U. S. economy.

BUSINESS STRATEGY

     The Company's strategy is to increase revenue and cash flow by (i) improving operations at its theaters and (ii) building new state-of-the-art specialty film multiplexes in selected markets.

     Capitalize on Leading Position in Specialty-Film Segment. Landmark is the largest exhibitor of specialty motion pictures and the only specialty-film exhibitor with a national presence. Landmark has a leading presence in, among others, the following major markets: Los Angeles, San Francisco, Boston, Dallas, Houston, Seattle, San Diego, Minneapolis, St, Louis, Denver, Detroit, Milwaukee and New Orleans. Landmark plans to use its experience in the specialty-film niche to establish a presence in the following strategic new markets: Chicago, New York, and Washington D.C. Landmark achieved its leading presence by developing strong relationships with specialty-film distributors, many of whom rely on the Company's expertise in distributing and marketing specialty films. These relationships enable Landmark to secure film prints in limited release and secure a period of exclusivity in exhibiting selected new films in many of its markets. For example, for films such as Life is Beautiful and The Blair Witch Project the Company had exclusive rights to the films for up to three weeks in selected markets.

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

     Maintain Established Second-Run Operations. Silver Cinemas believes it is the leading operator of second-run theaters in its markets, operating 37 second-run theaters with 269 screens in 13 states. By offering patrons a high-quality alternative to commercial first-run exhibitors at a low price, Silver Cinemas avoids direct competition with commercial first-run theaters. In addition, the second-run niche offers other attractive characteristics which include (i) lower film costs as a percentage of admission revenue, (ii) greater percentage of total revenue from high margin concessions, (iii) greater recession resistance due to lower admission prices, and (iv) lower seasonal variability than commercial first-run exhibitors due to a staggered film release schedule.

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

RECENT ACQUISITIONS

     From its inception through December 31, 1997, the Company completed seven acquisitions, representing 26 theaters with an aggregate of 154 screens. In 1998, the Company continued the expansion of its business with the acquisition of 81 theaters (372 screens) and the construction of three theaters (18 screens). During 1999, the Company acquired 3 theaters (13 screens) and constructed one theater (6 screens). The Company anticipates that its future growth will come primarily through the development of new specialty motion picture theaters and selected strategic acquisitions.

     The following table sets forth the Company's completed acquisitions since its inception in June 1996.

    DATE               SELLER       THEATERS  SCREENS          STATE
---------------    ---------------  --------- -------  -----------------------
November 1996      Movie One             4       22    NM, TX

November 1996      MI Theaters          14       80    LA, FL, OK, TX

January 1997       Cinamerica            1        6    CA

January 1997       Wometco               2       19    FL

April 1997         Hoyts                 2       12    NY, VT

May 1997           United Artists        1        4    TX

September 1997     Westminster (1)       2       11    CO

April 1998         AMC                   3       17    MI, TX

April 1998         StarTime             27      202    AZ, CA, CO, FL, NE, NY, OH, OK, TX, WI

April 1998         Landmark             49      140    CA, CO, LA, MA, MI, MN, OH, TX, WA, WI

May 1998           US     District       1       12    TX
                   Court

June 1998          Checci Gori (2)       1        1    CA

January 1999       Dinger Bros.          1        4    TX

May 1999           Kipling Place,
                   LLC (2)               1        6    CO

July 1999          Tivoli
                   Building, LLC (2)     1        3    MO
                                       ---      ---
                                       110      539
                                       ===      ===

----------

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

     The Company completed the construction of its first multiplex theater with ten screens in Des Moines, Iowa in June 1997. The Company also completed the expansion of its existing facility in LaPlace, Louisiana in September 1997, which increased the number of screens from six to seven and the number of seats from 734 to 970. In June 1998, the Company opened two, six-screen theatres in Waltham, Massachusetts and St. Louis, Missouri. In November 1998, the Company opened a six-screen theater in Burton, Michigan, and in May 1999, the Company opened a six-screen theater in Joliet, Illinois. Additionally, in March 2000, the Company opened a 7 screen theater in Chicago, Illinois.

     In addition, the Company has executed leases for the construction of five specialty theaters with 31 screens in Washington, D. C., New York, New York, Highland Park, Illinois, and Dallas Texas, and one second-run theater with 8 screens in Roseville, Michigan.

     The following table summarizes the Company's completed expansions of existing theaters and construction of new theaters since its inception in June 1996.

COMPLETED THEATER CONSTRUCTION AND EXPANSION

                                                                             ADDITIONAL
     DATE            LOCATION       FORMAT            TYPE OF PROJECT         SCREENS
---------------    --------------  ----------    -----------------------   -----------
June 1997          Des Moines, IA  Second-run    New Theater                     10
September 1997     LaPlace, LA     Second-run    Addition                         1
May 1998           St. Louis, MO   Specialty     New Theater                      6
May 1998           Waltham, MA     Specialty     New Theater                      6
June 1998          Yukon, OK       Second-run    Conversion to Stadium --
November 1998      Burton, MI      First-run     New Theater                      6
May 1999           Joliet, IL      Second-run    New Theater                      6
March 2000         Chicago, IL     Specialty     New Theater                      7

OVERVIEW OF THE EXHIBITION INDUSTRY

     The domestic motion picture exhibition industry is comprised of approximately 548 exhibitors, approximately 191 of which operate four or more screens on average at one or more locations, according to the National Association of Theater Owners ("NATO"). As of June 1999, the ten largest exhibitors (in terms of number of screens) controlled approximately 61% of the total screens in the United States, with no single exhibitor controlling more than 13% of the total screens.

     According to data released by the Motion Picture Association of America (the "MPAA"), the total U.S. box office sales of approximately $7.45 billion in 1999 was a record for the exhibition industry. Attendance and domestic box office revenue have grown since 1992 at compounded annual growth rates of approximately 4.0% and 6.1%, respectively. The following table summarizes the recent historical trends in U.S. theater attendance, average ticket price, and box office sales since 1992.

                           U.S. EXHIBITION STATISTICS

                            AVG. TICKET      BOX OFFICE
          ATTENDANCE           PRICE            SALES
 YEAR     (MILLIONS)         (DOLLARS)       (MILLIONS)
------    -------------     ------------     ----------
 1992       $ 1,173           $ 4.15           $4,871

 1993         1,244             4.14            5,154

 1994         1,292             4.18            5,396

 1995         1,263             4.35            5,493

 1996         1,339             4.41            5,911

 1997         1,388             4.59            6,366

 1998         1,480             4.70            6,950

 1999         1,465             5.08            7,448

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

     Management believes that the recent critical and commercial success of smaller budget, independent films will continue to support independent film production, particularly from the "independent" subsidiaries of major studios which desire the recognition of prestigious, high profile awards. Independent producers and distributors such as (i) Gramercy Pictures ("Gramercy"), (ii) Turner Pictures, which includes New Line Distribution, Inc. ("New Line"), Fine Line Features ("Fine Line"), and Castle Rock Entertainment, and (iii) Dreamworks SKG, the highly publicized partnership among Jeffrey Katzenberg, Steven Spielberg and David Geffen, should help maintain film production at a high level. These independent film producers, along with the "independent" subsidiaries of the major distributors such as Miramax Films, Inc. ("Miramax") which is owned by Buena Vista Pictures Distribution, Inc. ("Buena Vista"), USA Films ("USA") which is owned by Universal Pictures ("Universal"), the new specialty film division of Paramount Pictures, Sony Pictures Classics ("Sony Classics") which is owned by Sony Pictures Releasing ("Sony"), and Fox Searchlight Pictures ("Fox Searchlight") which is owned by Twentieth Century Fox ("Fox"), have found increasing success with Academy of Motion Picture Arts and Sciences Awards ("the Academy Awards").

OPERATIONS

LANDMARK

     Landmark is the largest exhibitor in the United States of specialty films both in terms of number of screens and number of theaters dedicated to these films. As of April 7, 2000, Landmark operates 53 theaters with 164 screens dedicated to specialty-films in California, Colorado, Louisiana, Massachusetts, Michigan, Illinois, Minnesota, Ohio, Missouri, Texas, Washington, and Wisconsin. Landmark holds the largest or second largest market share of the specialty-film exhibition business in the following major markets: Los Angeles, San Francisco, Seattle, Dallas, Houston, Denver, Minneapolis, Boston, Austin, Detroit, Palo Alto, Berkeley, San Diego, St. Louis, Milwaukee and New Orleans.

     The specialty-film exhibition business is the largest niche of the exhibition industry outside of traditional commercial first-run exhibition in terms of box office revenue generated. In 1999, according to Entertainment Data, Inc., films released by independent distributors and "independent" subsidiaries of major distributors such as Miramax, Artisan, USA, Lions Gate, Sony Classics, Trimark, Fox Searchlight, and Fine Line generated an estimated $676 million of box office revenue. Based on Landmark's 1999 box office revenue from specialty-films, Landmark maintains a market share of approximately 8% of the total box office revenue generated by specialty-films.

     The following table presents a summary of selected recent films for which Landmark has been responsible for a significant portion of the total domestic gross box office, as of December 1999.

SELECTED INDEPENDENT FILM REVENUE GENERATED AT LANDMARK THEATERS

                                                                      GROSS BOX OFFICE              LANDMARK
                                                                  ------------------------      PERCENTAGE OF
    YEAR           FILM                      DISTRIBUTOR           NATIONAL       LANDMARK      NATIONAL GROSS
----------- ----------------------      ---------------------     ---------       --------      --------------
                                                                       (IN THOUSANDS)
      1999  The Blair Witch Project     Artisan Pictures, Inc.    $140,530        $ 5,025             3.6%

      1999  Life Is Beautiful           Miramax Films               57,598          3,252             5.6

      1999  Shakespeare in Love         Miramax Films              100,241          2,764             2.8

      1999  Run Lola Run                Sony Pictures Classics       7,267          1,999            27.5

      1999  Waking Ned Devine           Twentieth Century           24,788          1,553             6.3
                                        Fox Film Corp

      1999  Being John Malkovich        USA Films                   22,136          1,429             6.5

      1999  The Buena Vista Social      Artisan Pictures, Inc.       6,997          1,203            17.2
            Club

      1999  Central Station             Sony Pictures Classics       5,595          1,178            21.1

      1998  Spanish Prisoner            Sony Classics               10,272          1,691            16.5

      1998  Smoke Signals               Miramax Films                6,888          1,587            23.0

SILVER CINEMAS

     Silver Cinemas is one of the largest exhibitors of second-run films in the United States in terms of number of screens, operating 37 theaters and 269 screens dedicated to the second-run format in Arizona, California, Colorado, Florida, Louisiana, Nebraska, New Mexico, New York, Ohio, Oklahoma, Texas, Vermont, Illinois, and Wisconsin.

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

CONCESSIONS

     Concession sales are the second largest source of revenue for the Company after box office admissions, representing approximately 28.0% of total combined revenues for the year ended December 31, 1999. The Company has devoted considerable management effort to increasing concession sales and improving the income margins from concession sales. These efforts include implementation of the following strategies:

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

     The limited number of prints available of specialty films makes the runs of these films generally more exclusive in any given market. Management believes, however, that due to its significant presence in the specialty-film niche, Landmark has been able to and will continue to be able to secure an adequate number of prints of films that it feels will be successful. Management also believes that its large percentage of total national box office of specialty films gives Landmark the ability to negotiate more favorable film rental agreements than most other specialty-film exhibitors. For example, for films such as Life is Beautiful and The Blair Witch Project, Landmark had exclusive rights to the films for up to three weeks in selected markets.

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

COMPETITION

     The domestic motion picture exhibition industry is highly competitive, particularly in licensing films, attracting patrons and finding new theater sites. According to NATO, there are approximately 548 exhibitors, of which approximately 191 operate an average of four or more screens at each location. As of May 1999, the ten largest exhibitors (in terms of number of screens) controlled approximately 61% of the total screens in the United States, with no single exhibitor controlling more than 13% of the total screens. Industry participants vary substantially in size, from small independent operators of single screen theaters to large national chains of multi-screen theaters affiliated with large entertainment conglomerates.

     Landmark is the largest exhibitor of specialty motion pictures in the United States based on the number of screens dedicated to these films and in terms of box office revenue generated from these films. In addition, Silver Cinemas is one of the largest second-run exhibitors in the United States based on the number of screens. The Company competes against local, regional, and national exhibitors, most of which have been in existence significantly longer than the Company and many of which have substantially greater financial resources than the Company.

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

EMPLOYEES

     The Company has approximately 2,101 employees, of which approximately 88% are part-time employees who are paid on an hourly basis. The International Alliance of Theatrical Stage Employees pursuant to collective bargaining agreements represents film projectionists at certain of the Company's theaters in California, Colorado, Ohio, Massachusetts, Minnesota, Texas, and Washington. In addition, the Theatrical Janitors Union represents janitors at the Company's theater in Berkeley, California. These collective bargaining agreements, which cover an aggregate of 50 of the Company's employees, expire at various periods through 2001. The Company believes its relations with its employees are good. The Company's expansion into new markets may increase the number of employees represented by unions.

ITEM 2.  PROPERTIES

PROPERTIES

     Of the 101 theaters operated by the Company, 91 are leased, five are owned, four buildings are owned by the Company on properties covered by ground leases, and one is operated pursuant to a management agreement. The Company's leases typically have remaining terms from one to 25 years, with options to extend the leases for up to ten additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theater's revenue above a base amount and require the Company to pay for property taxes, maintenance, insurance and certain other property-related expense during the term of the lease. The terms are negotiated at the signing of the lease.

     During the next five years approximately 49 theater leases (representing 197 screens) will expire, representing approximately 49% of all the Company's theaters (39% of all screens). Of those coming due within the next five years, leases at 37 theaters (representing 162 screens) will be subject to renewal options, four theaters (representing 14 screens) are currently operated on a month to month basis, 7 theaters (representing 17 screens) currently have no renewal options and one theater (representing 4 screens) is subject to a purchase option.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the Company's Common or Preferred Stock. As of April 7, 2000, there were 25 holders of record of the Company's Common Stock, 17 holders of the Company's Series A Preferred Stock, and one holder of the Company's Convertible Preferred Stock. The Company has not paid dividends on its Common Stock and does not expect to pay dividends on its Common Stock in the foreseeable future. The Senior Subordinated Notes Indenture contains restrictions on the Company's ability to pay dividends on its Common and Preferred Stock. The Company's Series A Preferred Stock accrues a $6.00 cumulative annual dividend on each outstanding share and is payable if earned and declared, if the preferred stock is redeemed or if the Company is liquidated. The Company's Convertible Preferred Stock, which ranks senior to the Series A Preferred Stock as to the payment of dividends, accrues a $80.00 cumulative annual dividend on each outstanding share through June 30, 2002. Thereafter, the dividend will accrue at a rate of $6.00 per share during the term of employment of the holder. The dividend is payable if earned and declared, if the Convertible Preferred Stock is redeemed or if the Company is liquidated. As of December 31, 1999 and 1998, aggregate Series A Preferred Stock dividends of $5,148,497 and $2,776,235, respectively, and Convertible Preferred Stock dividends of $79,200 and $0, respectively, are in arrears.

ITEM 6.  SELECTED FINANCIAL DATA

THE COMPANY

     The following table sets forth selected consolidated financial data for the Company for the periods and at the dates indicated for the years ended December 31, 1999, 1998, 1997 and for the period from May 10, 1996 (date of inception) to December 31, 1996. This information should be read in conjunction with "Management Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this report.


                                                           PERIOD FROM
                                                           MAY 10, 1996
                                                        DATE OF INCEPTION)   YEAR ENDED      YEAR ENDED          YEAR ENDED
                                                          TO DECEMBER 31,   DECEMBER 31,     DECEMBER 31,        DECEMBER 31,
                                                               1996            1997            1998                1999
                                                       -------------------------------------------------------------------------
                                                                     (IN THOUSANDS, EXCEPT THEATER AND SCREEN DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
     Revenues .........................................   $      1,420     $     18,762     $     77,216     $    106,081
     Theater operating costs ..........................          1,219           16,102           67,778           96,425
     General and administrative expenses ..............            577            1,901            6,272            8,493
     Depreciation and amortization ....................            103            1,479            6,507            8,343
     Asset impairment charge ..........................                                            4,580            3,571
     Operating loss ...................................           (479)            (720)          (7,921)         (10,751)
     Interest expense .................................                             353            7,940           11,677
     Amortization of debt issue costs .................                             (55)           1,469            1,039
     Net loss .........................................           (382)          (1,173)         (16,786)         (22,627)

CONSOLIDATED OTHER FINANCIAL DATA:
     Deficiency of earnings to fixed charges (1) ......   $        382     $      1,156     $     16,786     $     22,627
     Theater level cash flow (2) ......................            201            2,660            9,438            9,656
     Theater level cash flow margin (3) ...............           14.2%            14.2%            12.2%             9.1%
     EBITDA (4) .......................................   $       (376)    $        759     $      3,166     $      1,162
     Cash flow from (used for):
        Operating .....................................            733              757           (3,935)          (6,339)
        Investing .....................................        (13,180)          (9,047)        (102,546)          (8,945)
        Financing .....................................         17,156            3,857          109,086           12,403
     Capital Expenditures (5) .........................            182            4,556            7,934           12,039

THEATER DATA:
     Theaters .........................................             18               27              105              104
     Screens ..........................................            102              165              534              522

CONSOLIDATED BALANCE SHEET DATA (AT PERIOD END):
     Cash and cash equivalents ........................   $      4,709     $        276     $      2,881     $          -
     Theater properties and equipment -- net ..........          3,361            8,688           66,913           67,089
     Total assets .....................................         17,827           21,927          132,392          134,262
     Total  long-term  debt  and  capital  leases,
     including current portion ........................          2,000            6,597          107,139          125,349
     Stockholders' equity (deficiency) ................         14,774           13,633           17,585           (4,992)

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

LANDMARK

     The following table sets forth selected consolidated financial and operating data for Landmark derived from audited financial statements for the periods ended December 31, 1997, December 31, 1996, June 30, 1996, March 31, 1996 and March 31, 1995, and from unaudited financial statements for the year ended December 31, 1999, the nine months ended December 31, 1998 and the three months ended March 31, 1998. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." A major portion of the Company's business and assets was acquired from Landmark, and for accounting purposes only, Landmark should be considered a predecessor of Company pursuant to Rule 405 of Regulation C of the Securities Act.


                                                                  Three                                       Three        Nine
                                                  Year            Months      Six Months       Year           Months       Months
                                                 Ended            Ended         Ended          Ended          Ended        Ended
                                                March 31,        June 30,     December 31,  December 31,     March 31,  December 31,
                                                  1996             1996          1996          1997            1998         1998
                                               ------------    ------------   ------------  -----------    -----------  ------------

                                                             (In thousands, except theater, screens and ratio data)

                                                      (Predecessor)                   (Second Predecessor)               (Successor)
                                               --------------------------    ----------------------------------------   ------------
Consolidated Statement of Operations
Data:
    Revenues ...............................   $   51,143     $   11,576     $   29,581    $   56,954     $   15,660    $   39,804
    Theater operating costs ................       42,105         10,244         23,305        45,822         12,194        32,654
    General and administrative expenses ....        4,225          1,189          2,426         5,191          1,357         2,631
    Depreciation and amortization ..........        3,569            906          2,237         4,929          1,290         3,272
    Operating income (loss) ................        1,244           (763)         1,613         1,012            819         1,178
    Interest expense .......................          716            237            458           748            162          (360)
    Net income (loss) ......................          207           (647)           495          (232)           265           924

Consolidated Other Financial Data:
    Ratio of earnings to fixed charges (1)..        1.18x                         1.69x         1.09x          1.93x           N/A
    Deficiency of earnings available to
       Cover fixed charges (1) .............                  $   (1,000)
    Theater level cash flow (2) ............   $    9,038          1,332     $    6,276    $   11,132     $    3,466    $    7,187
    Theater level cash flow margin (3) .....         17.7%          11.5%          21.2%         19.5%          22.1%         18.0%
    EBITDA (4) .............................   $    4,813     $      143     $    3,850    $    5,941          2,109         4,585

Theater Data:
    Theaters ...............................           52             52             50            49             49            51
    Screens ................................          140            140            138           140            140           152

Consolidated Balance Sheet Data
    (at Period End):
    Theater properties and equipment -
      Net ..................................                                 $   35,632     $   35,023     $   35,795    $   42,587
    Total assets...........................                                      61,476         60,749         59,835        79,865

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

     Since inception in May 1996, the Company has experienced rapid revenue growth through theater acquisition and the development of new theaters. During fiscal year 1996, the Company acquired 18 theaters with 102 screens. During fiscal year 1997, the Company acquired eight additional theaters with a total of 52 screens, constructed one theater with ten screens and added one screen to an existing theater. During fiscal year 1998, the Company acquired 81 theaters with 372 screens, opened three newly constructed theaters with 18 screens, closed 4 theaters with 10 screens, and terminated the management agreement on 2 theaters with 11 screens. In the current fiscal year through December 31, 1999, the Company acquired 3 theaters with 13 screens, opened one newly constructed theater with 6 screens, and closed 6 theaters with 35 screens, bringing the Company's total theater and screen count to 104 and 522, respectively. The Company expects that its future revenue growth will be derived primarily from the operation of its existing theaters, the acquisition and construction of specialty theaters and the addition of screens and seating to existing theaters.

     In 1999, the Company incurred a net loss of $22.6 million compared with net losses of $16.8 million and $1.2 million in 1998 and 1997, respectively. The losses in 1999 and 1998 included noncash charges totaling $3.6 million and $4.6 million, respectively, for the impairment of value of certain theaters.

SEGMENT DATA

     A summary of the results of operations for each of the Company's principal business segments is displayed in Note 9 to the consolidated financial statements.

     The Company's business operations are aligned into the following two segments: Landmark (Specialty Film) and Silver Cinemas (primarily second-run).

RESULTS OF OPERATIONS OF LANDMARK

     The following table sets forth information for certain predecessor and successor fiscal periods used to present, without adjustment, information for the years ended December 31, 1999, 1998 and 1997. This information is provided herein for the purpose of presenting comparisons for such periods; however, the Company makes no representations as to its usefulness for such purpose.


                                                                                               COMBINED
                                   YEAR             THREE MONTHS          NINE MONTHS             YEAR                  YEAR
                                   ENDED                ENDED                ENDED                ENDED                 ENDED
                                DECEMBER 31,           MARCH 31,          DECEMBER 31,         DECEMBER 31,          DECEMBER 31,
                                   1997                  1998                 1998                1998                  1999
                          -----------------------------------------    ------------------   -----------------    ------------------
                          (FIRST PREDECESSOR)                              (SUCCESSOR)                               (SUCCESSOR)

Revenues:
       Admissions            $45,903      80.6%   $12,643      80.7%   $31,794      79.9%   $44,437      80.1%   $52,560      81.2%
       Concessions            10,061      17.7      2,813      18.0      7,240      18.2     10,053      18.1     11,228      17.4
       Other                     990       1.7        204       1.3        770       1.9        974       1.8        902       1.4
                             -------   -------    -------   -------    -------   -------    -------   -------    -------   -------
            Total             56,954     100.0     15,660     100.0     39,804     100.0     55,464     100.0     64,690     100.0

Costs and expenses
     Cost of operations:
       Film rentals
         and advertising      23,212      40.8      6,201      39.6     15,298      38.4     21,499      38.8     27,964      43.2
       Cost of
         concessions           2,096       3.7        581       3.7      1,430       3.6      2,011       3.6      1,965       3.0
       Payroll and related
         expenses              9,448      16.6      2,470      15.8      6,529      16.4      8,999      16.2      9,125      14.1
       Occupancy costs         5,596       9.8      1,478       9.4      4,282      10.7      5,760      10.4      6,522      10.1
       Other theater
         operating costs       5,470       9.6      1,463       9.3      5,115      12.9      6,578      11.9      7,983      12.3
                             -------   -------    -------   -------    -------   -------    -------   -------    -------   -------
            Total             45,822      80.5     12,193      77.8     32,654      82.0     44,847      80.9     53,560      82.8

     General and
       administrative          5,191       9.1      1,357       8.7      2,631       6.6      3,988       7.2      3,504       5.4
     Depreciation and
       and amortization        4,929       8.7      1,290       8.2      3,271       8.2      4,561       8.2      4,662       7.2
     Asset impairment                                                       70       0.2         70       0.1         80        .1
     Operating income
                             -------   -------    -------   -------    -------   -------    -------   -------    -------   -------
       (loss)                $ 1,012       1.8%   $   820       5.2%   $ 1,178       3.0%   $ 1,998       3.6%     2,884       4.5%
                             =======   =======    =======   =======    =======   =======    =======   =======    =======   =======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Information for 1998 includes approximately 3 months under prior ownership, which have been added to the Company's period of ownership to derive a year of operating results. Since Landmark was operated for a partial year under current management, many of the Company's cost saving programs are not fully reflected in the 1998 results.

     Admissions revenues. Admissions revenues increased $8.1 million or 18.3% to $52.6 million during the year ended December 31, 1999. The increased admissions revenue was primarily the result of a 4.4% increase in the average ticket price from $5.88 to $6.14 and a 13.1% increase in attendance from 7,562,000 to 8,553,000. Landmark benefits from having an average ticket price that is substantially higher than the national average ticket price ($6.14 vs. $5.08 for 1999 respectively) and strong customer loyalty due to their dedication to the specialty-film market.

     Concessions revenues. Concessions revenues increased $1.2 million or 11.7% during the year ended December 31, 1999. The increase in attendance was offset by a slight decrease in the average concession sale per attendee from $1.33 to $1.31.

     Film and advertising expenses. Film rental and advertising expenses as a percentage of admissions revenue increased from 48.4% to 53.2% as a result of higher than expected settlements on several releases including The Blair Witch Project. Landmark's film rental rates are typically below film rental rates of first-run theaters, which average in the mid 50% range.

     Cost of concessions. Concession costs as a percentage of concession revenue decreased from 20.0% in 1998 to 17.5% in 1999. Concession costs for Landmark are at the higher end of the range for theater circuits. Landmark's higher rate is partially attributable to the lower-margined specialty concession items offered (cookies, coffee, desserts), and increased spoilage. These added costs are partially offset by the Company's negotiated volume discounts on the traditional theater concession items including fountain drinks. Most of the volume discounts were put in place by the Company during the second and third quarters of 1998.

     Payroll and related expense. Payroll expense increased $0.1 million or 1.4% for the year ended December 31, 1999. Payroll per attendee, a key measure for staff efficiency, decreased from $1.19 per attendee to $1.07 per attendee. The decrease is primarily attributable to the Company's efforts to train theater managers to adjust their staffing levels to the level of business.

     Occupancy costs. Occupancy costs increased from $5.8 million for the year ending December 31, 1998 to $6.5 million for the year ending December 31, 1999 primarily due to percentage rents paid with respect to theaters which exceeded certain specified sales levels.

     General and administrative expenses. General and administrative expenses decreased from $4.0 million for the year ended December 31, 1998 to $3.5 million for the year ended December 31, 1999. The decrease was primarily the result of the elimination of duplicate staff positions following the acquisitions.

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

RESULTS OF OPERATIONS OF SILVER CINEMAS

    The following table sets forth for the fiscal periods indicated the percentage of total revenues represented by certain items:


                                            YEAR ENDED                YEAR ENDED                YEAR ENDED
                                            DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                               1997                       1998                      1999
                                     ----------------------     ----------------------     ----------------------
Revenues:
      Admissions                     $  10,368         55.3%    $  20,333         54.4%    $  21,879         52.9%
      Concessions                        8,098         43.2        16,383         43.8        18,393         44.4
      Other                                296          1.5           696          1.8         1,119          2.7
                                     ---------    ---------     ---------    ---------     ---------    ---------
           Total                        18,762        100.0        37,412        100.0        41,391        100.0

Costs and expenses
    Cost of operations:
      Film rentals                       4,484         23.9         7,737         20.7         8,215         19.8
      Cost of concessions                1,462          7.8         2,415          6.5         3,852          9.3
      Payroll and related expenses       3,065         16.3         6,927         18.5         8,630         20.9
      Occupancy costs                    2,813         15.0         7,872         21.0         9,685         23.5
      Advertising                          755          4.0         1,767          4.7         1,913          4.6
      Other theater operating cost       3,523         18.8         8,406         22.5        10,569         25.5
                                     ---------    ---------     ---------    ---------     ---------    ---------
           Total                        16,102         85.8        35,124         93.9        42,864        103.6

    General and administrative           1,901         10.1         3,641          9.7         4,990         12.1
    Depreciation and amortization        1,479          7.9         3,236          8.6         3,681          8.9
    Asset impairment charges                 0          0.0         4,510         12.1         3,491          8.4
                                     ---------    ---------     ---------    ---------     ---------    ---------
    Operating income (loss)          $    (720)        (3.8)%   $  (9,099)       (24.3)%   $ (13,635)       (33.0)%
                                     =========    =========     =========    =========     =========    =========

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Admissions Revenues. Admissions revenue increased $1.5 million or 7.6% to $21.9 million during the year ended December 31, 1999. The increased admission revenue was primarily the result of an increase in attendance from 12,133,000 in 1998 to 13,187,000 in 1999. Thirty-one newly acquired or constructed theaters were added during 1998. The average ticket price for the circuit decreased from $1.68 to $1.65 primarily as the result of promotional discounts.

     Concession Revenues. Concession revenue increased $2.0 million or 12.3% to $18.4 million during the year ended December 31, 1999. The increased concession revenue was primarily the result of an increase in attendance. The average concession sale per attendee increased slightly from $1.35 to $1.39 due primarily to attendance shifts from theaters serving full priced menus versus theaters serving reduced price menus.

     Film Rental Expenses. Film rental expenses as a percentage of admissions revenues declined slightly from 38.1% for the year ended December 31, 1998 compared to 37.6% for the year ended December 31, 1999. The decrease was primarily attributable to the increased percentage of admission revenue that was contributed by discount theaters when compared to December 31, 1998.

     Concession Supplies Expenses. Concession costs as a percentage of concession revenue for the period to period comparison increased from 14.7% of concession sales to 20.9% primarily due to the implementation of the Company's reduced price concession menu at several locations.

     Salaries and Wage Expenses. Payroll expense increased $1.7 million or 25.0% to $8.6 million for the year ended December 31, 1999 from the year ended December 31, 1998. Payroll per attendee, a key measure for staff efficiency, increased from $0.57 per attendee to $0.66 per attendee. The increase is primarily attributable to the increased staffing levels at those theaters offering the reduced-rate concession menu, coupled with lost leverage attributable to the 1999 same theater attendance decline of 8% at the Company's second run theaters.

     Facility Lease Expenses. Facility leases increased $1.8 million to $9.7 million or 23.0% for the year ended December 31, 1999 from $7.9 million for the year ended December 31, 1998. The increase in facility lease expense is primarily attributable to the additional theaters acquired and constructed during 1998.

     Advertising Expenses. Advertising expenses increased $0.1 million or 8.3% for the year ended December 31, 1999 compared to the year ended December 31, 1998. Advertising expenses comprised 4.6% of total revenues for each of the years ended December 31, 1999 and 1998.

     Utilities and Other Expenses. Utilities and other expenses increased from $8.4 million to $10.6 million or 25.7% for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase was primarily the result of the additional theaters acquired and constructed during 1998.

     General and Administrative Expenses. General and administrative expenses increased $1.3 million to $5.0 million or 37.1% for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase was primarily the result of increased payroll costs associated with the Company's expansion and approximately $0.5 million of one-time charges for the appointment of the Company's President and CEO.

     Depreciation and Amortization. Depreciation and amortization increased $0.4 million to $3.7 million or 13.8% for the year ended December 31, 1999 from $3.3 million for the year ended December 31, 1998. The increase was primarily the result of theater property additions associated with the Company's expansion efforts.

     Asset Impairment Charges. Based on recent trends in declining attendance in several of Silver Cinemas' markets, the Company reviewed its assets for impairment. During 1999 and 1998, the carrying value of the assets for 17 theaters (128 screens) and 20 theaters (150 screens), respectively, exceeded the expected future cash flows from the theater indicating impairment. The impairments were measured by the amount by which the carrying amount of the assets of the theater exceeded the estimated fair value of the assets. This resulted in a $3.1 million and $3.9 million charge to earnings during 1999 and 1998, respectively. Additionally, the Company also recognized $0.5 million and $0.7 million in write downs related to the closings of four and two theaters in 1999 and 1998, respectively.

     Operating Loss. The operating loss for the year ended December 31, 1999 increased by $4.5 million to $13.6 million or 33.0% of total revenues, compared to an operating loss of $(9.1) million, or (24.3%) of total revenues, for the year ended December 31, 1998.

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

     Asset Impairment Charges. Based on recent trends in declining attendance in several of Silver Cinemas' markets, the Company reviewed its assets for impairment. For 20 theaters (150 screens) the carrying value of the assets exceeded the expected future cash flows from the theater indicating impairment. The impairment was measured by the amount by which the carrying amount of the assets of the theater exceeded the estimated fair value of the assets. This resulted in a $3.9 million charge to earnings during 1998. Additionally, the Company also recognized $0.6 million in write downs related to the closings of two theaters.

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

     During fiscal 1999, the Company's capital requirements were the result of theater acquisitions, renovation of existing theaters, and the construction of one theater. Such capital expenditures were financed with equity sales, bank borrowings, proceeds from the issuance of senior subordinated notes and the sale of two theaters.

     The Company's operating activities used net cash of approximately $6.3 million during 1999. Net cash used in operations resulted primarily from net losses of $22.6 million, adjusted for depreciation and amortization expense of $9.4 million, asset impairment charges of $3.6 million, and an increase in accrued liabilities of $3.2 million.

     Cash used by investing activities was approximately $8.9 million, which consisted primarily of amounts used for acquisitions of existing theaters and construction of new theaters. Cash used for these acquisitions and construction was offset by the sale of two theaters during the year.

     Cash provided by financing activities was approximately $12.4 million during 1999. During June 1999, the Company secured additional debt financing of approximately $19.7 million, which was offset by an increase in debt issue costs of approximately $7.2 million.

     As of December 31, 1999, the Company had a net overdraft of cash accounts of approximately $1.2 million.

     Cash used in operating activities of $3.9 million during 1998 primarily was attributable to net losses of approximately $16.8 million, partially offset by $8.0 million in depreciation and amortization expenses and asset impairment charges of $4.6 million. Cash used in investing activities during 1998 was $103 million, principally as the result of acquisitions of existing theaters and newly constructed theaters. Cash provided from financing activities during 1998 was $109 million, which consisted of the issuance of $100 million in debt and $20.7 million in proceeds of stock issuances.

     "Same Theater" attendance at the Company's second-run theaters has declined by approximately 8% and 16% during 1999 and 1998, respectively. Management believes this trend is the result of several factors including the development of megaplexes in certain markets, changes in film and video release patterns, and the overall strength of the US economy. If this trend continues, the Company's ability to generate liquidity could be negatively impacted.

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

     CREDIT AGREEMENT - On October 6, 1999, Farallon Capital Funding, LLC ("Farallon"), as agent, an affiliate thereof, as initial lender and the Company and its subsidiaries entered into a four year, senior secured credit facility with aggregate availability of $50 million, subject to a defined real estate collateral borrowing base (the "Credit Facility"). The $50.0 million facility is comprised of a revolving credit facility of up to $15.0 million (the "Revolver"), term loans of up to $17.0 million ("Term A Loan") and term loans of up to $18.0 million ("Term B Loans"). The Term A Loan was funded in its entirety on October 8, 1999. Under the Term A Loan and the Revolver, the Company will utilize borrowings to fund working capital requirements, and for other general corporate purposes, including, subject to certain conditions, the acquisition and construction of theaters. The Term B Loans may be used only for repurchasing the Company's senior subordinated notes, and the amount of Term B Loans will be limited to the lesser of (i) $18.0 and (ii) the amount by which the real estate collateral-based borrowing base exceeds the sum of the outstanding principal balance (including accrued interest) of the Term A Loan and the $15.0 million revolving loan commitment). At April 7, 2000, the Company's borrowings under the Revolver totaled $11.0 million and an additional calculated $4.0 million was available to the Company. Borrowings under the Credit Facility rank senior in right of payment to the Notes and is secured by a perfected first priority security interest in substantially all existing and future assets of the Company including:(i) fee interests and certain leasehold interests in real property;
(ii) accounts receivable, equipment, inventory, and intangibles; and (iii) the capital stock of the Company and its subsidiaries.

     Farallon's obligations under the Credit Facility to advance funds at any time during the four-year term are subject to certain conditions customary in secured credit facilities, including the absence of a default under the Credit Facility. The Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness or guarantees, prepay other indebtedness, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans, or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, change the business conducted by the Company or its subsidiaries or engage in certain corporate activities. The Company is not currently in compliance with certain requirements, including its present intention to fail to make a scheduled interest payment for the Company's senior subordinated notes when due on April 15, 2000 and its receipt of a report from its independent auditors for the year ended December 31, 1999 containing an explanatory paragraph that explains an uncertainty as to the Company's ability to continue as a going concern, and has not obtained a waiver from Farallon.

     The Company will be required to restructure its current financing arrangements and/or seek additional financing sufficient to meet its working capital needs for fiscal 2000. The Company will utilize the thirty day grace period allowed under the senior subordinated note indenture to evaluate restructuring alternatives and has hired professionals in that regard. Failure to make the scheduled interest payment does not constitute a default under the senior subordinated note indenture for thirty days. Given that no assurance can be made that the Company could restructure its current financing arrangements and/or obtain additional financing, substantial doubt exists about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or liabilities that may result from the outcome of these uncertainties.

     As of December 31, 1999, the Company had $5,148,497 and $79,200 of Series A Preferred Stock and Convertible Preferred Stock dividends in arrears.

INFLATION

     Inflation has not had a significant impact on the Company's operations to date.

SEASONALITY

     The Company's quarterly results of operations tend to be affected by film release patterns by producers and distributors, and the commercial success of films. In the past the year-end holiday season and the summer resulted in higher-than-average quarterly revenues for the Company.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7 (a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not have any derivative financial instruments in place as of December 31, 1999.

     The following table presents the carrying and fair value at December 31, 1999 of the Company's debt along with its interest rates. Fair value is determined as the quoted price of the financial instrument.


                                       EXPECTED
                                       MATURITY                                  FAIR
                                         DATE         2005          TOTAL        VALUE

                                 Fixed Rate
                                 Debt             $  99,580,000  $ 99,580,000  $41,077,000

                                 Interest
                                 Rate         10.5%

ITEM 8.  FINANCIAL STATEMENTS

     The financial statements are listed on the Index at F-1. Such financial statements are included herein beginning on page F-3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth certain information, regarding the executive officers and directors of the Company:


                      NAME               AGE         POSITION
           --------------------------   ----- -----------------------------
           Larry D. Hohl                  45  President, Chief Executive Officer, and Director
           John M. Sullivan               64  Chairman of the Board of Directors
           Paul Ledbetter                 43  Vice President, General Counsel
           David H. Wong                  36  Director
           Christopher A. Laurence        32  Director
           James Rosenthal                36  Director
           Thomas E. Davin                42  Director

     Larry D. Hohl, President, Chief Executive Officer, President and Director. Mr. Hohl has served as Chief Executive Officer, President and Director since September 13, 1999. Prior to joining the Company, Mr. Hohl served as Executive Vice President and Senior Operating Officer of Storage, USA, Inc. Mr. Hohl previously served 11 years in various senior management positions at Pepsico, Inc., including the position of Vice President and General Manager of Pizza Hut, North Atlantic Division.

     John M. Sullivan, Chairman of the Board of Directors. Mr. Sullivan has served as a Chairman of the Board of Directors of the Company since its inception in June 1996. He is presently a director and serves on the organization and compensation and audit committees of The Scotts Company and is a director and member of the audit committee of Bell Sports, Inc. From October 1987 to January 1993, Mr. Sullivan was Chairman of the Board and Chief Executive Officer of Prince Holdings, Inc.

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

     David H. Wong, Director. Mr. Wong has served as a director of the Company since its inception in June 1996. Mr. Wong joined Brentwood in July 1989 and is presently a general partner of Brentwood, Brentwood Buyout Management Partners, L.P. and Brentwood Buyout Partners, L.P. and is a managing member of Brentwood Private Equity, L.L.C. and Brentwood Private Equity Management, L.L.C. Mr. Wong is also a director of Aspen Marketing Group, Inc., Spectrum Clubs, Inc., Oriental Trading Co. and Bay Travelgear, Inc.

     Christopher A. Laurence, Director. Mr. Laurence has served as a director of the Company since its inception in June 1996. Mr. Laurence joined Brentwood in 1991 and is presently a managing member of Brentwood Private Equity, L.L.C. and Brentwood Private Equity Management, L.L.C. Mr. Laurence is also a director of Aspen Marketing Group, Inc., Bay Travelgear, Inc., FleetPride Corporation and Worldpoint Logistics, Inc.

     James Rosenthal, Director. Mr. Rosenthal has served as a Director of the Company since its inception in June 1996. In 1999, Mr. Rosenthal was named President of New Line New Media for the New Line Cinema Corporation. Mr. Rosenthal continues to serve as Executive Vice President of Business Development for New Line Cinema Corporation, a position he has held since 1992. In his capacity at New Line, Mr. Rosenthal supervises on-line ventures including the internet store and the internet auction site, as well as focuses on new business opportunities, mergers and acquisitions, finance, and joint ventures. Prior to this time, Mr. Rosenthal was a Senior Associate with the management consulting firm Booz, Allen & Hamilton.

     Thomas E. Davin, Director. Thomas E. Davin has served as a director of the Company since March 1998. In February 2000 he was appointed President and CEO of Entrepreneur.Com, Inc. From June 1997 to February 2000 he was Chief Operating Officer for Taco Bell Corp. Mr. Davin joined Taco Bell Corp. in November 1993 as Vice President and General Manager for the South Central Region. In September 1996, he was named Vice President of Operations. Prior to joining Taco Bell Corp. and since October 1991, Mr. Davin served as Director, Mergers and Acquisitions for PepsiCo. Inc.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid by the Company to its seven most highly compensated officers.


                                                                                                               TOTAL
                 NAME AND PRINCIPAL POSITION                   YEAR         SALARY          BONUS              OTHER
-------------------------------------------------------        ----        --------        --------           --------
     Larry D. Hohl
     Chief Executive Officer, President                        1999        $107,792        $120,000           $239,000(a)

     Steven L. Holmes(1)
     Chief Executive Officer, Chief Financial Officer          1999        $153,974        $ 12,000           $  7,800(b)
                                                               1998         153,974          54,000              9,978(c)
                                                               1997         146,222          42,635              7,800(b)
     Thomas J. Owens(2)
     President                                                 1999        $113,808                           $ 23,213(d)
                                                               1998         251,582        $ 54,000              9,941(e)
                                                               1997         144,865          39,792              7,800(f)
     Bert Manzari(3)
     President of Landmark                                     1999
                                                               1998        $229,615        $152,175           $  2,219(g)
     Ron Reid(4)
     Executive Vice President, Operations                      1999
                                                               1998        $150,237        $ 47,000           $  8,524(h)
                                                               1997         142,770          26,125              6,000(i)
     Paul Richardson
     Executive Vice President                                  1999        $260,121        $ 16,000           $136,338(j)
                                                               1998         198,404          18,000              3,119(k)

     Paul Ledbetter                                            1999        $122,052        $ 10,000
     Vice President, General Counsel                           1998

----------

(a) Includes $200,000 for relocation, $37,500 amortization of convertible stock grant and $1,500 car allowance.

(b)  Includes a $7,800 annual car allowance.

(c) Includes $2,178 annual contribution to the Company's 401(k) savings plan and a $7,800 annual car allowance.

(d)  Includes a $1,800 annual car allowance and a $21,413 vacation payout.

(e) Includes $2,141 annual contribution to the Company's 401(k) savings plan and a $7,800 annual car allowance.

(f)  Includes a $7,800 annual car allowance.

(g)  Includes a $2,219 allowance for family health insurance.

(h) Includes $2,524 annual contribution to the Company's 401(k) savings plan and a $6,000 annual car allowance.

(i)  Includes a $6,000 annual car allowance.

(j)  Includes a $28,188 vacation payout and a $108,150 severance.

(k)  Includes a $3,119 allowance for family health insurance.

(1) Mr. Holmes resigned as Chief Executive Officer and President effective September 7, 1999 and Chief Financial Officer and Director of the Company effective February 2, 2000.

(2) Mr. Owens resigned as President and Director of the Company effective January 12, 1999.

(3) Mr. Manzari resigned as President of Landmark effective February 15, 1999 and Director of the Company effective February 15, 1999.

(4) Mr. Reid resigned as Executive Vice President, Operations of the Company effective May 7, 1999.

EMPLOYMENT ARRANGEMENTS

     Mr. Hohl, Chief Executive Officer and President, currently receives a salary of $350,000 per year and is eligible to receive bonuses based upon performance goals established by Mr. Hohl and the Board of Directors prior to the beginning of each calendar year and upon formula determined enterprise value events. In addition, he was given the opportunity to purchase 10,000 shares of the Company's common stock and granted 3,000 shares of the Company's convertible preferred stock. Mr. Hohl is entitled to receive certain compensation and benefits through the term of his agreement as well as upon the termination of his respective agreement prior to the expiration of such term.

COMPENSATION OF DIRECTORS

     The Chairman and Non-Employee Directors of the Company's Board of Directors receive $4,000 and $2,000 respectively each calendar quarter as compensation for their services as directors. They also receive reimbursement for travel and other expenses incurred in their capacity as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company has two classes of voting securities, Common Stock and preferred stock designated as voting Series A Preferred Stock ("Series A Preferred Stock"). The Common Stock and Series A Preferred Stock vote together as a single class. The following table sets forth, as of April 7, 2000, the ownership of Common Stock and Series A Preferred Stock of the Company by each stockholder who is known by the Company to own beneficially more than five percent of the outstanding Common Stock or Series A Preferred Stock, respectively, by each director, by each executive officer listed in the table below, and by all directors and officers as a group


   NAME AND ADDRESS              COMMON STOCK AMOUNT     PERCENT    SERIES A PREFERRED STOCK      PERCENT     PERCENT OF ALL
                                    AND NATURE OF        OF CLASS     AMOUNT AND NATURE OF        OF CLASS        VOTING
                                 BENEFICIAL OWNERSHIP                 BENEFICIAL OWNERSHIP                      SECURITIES
                                 --------------------               ------------------------                  --------------
Brentwood Associates                   106,613            75.1%            323,400                90.2%            85.9%
    Buyout Fund II, L.P.(1)
DLJ Fund Investment Partners            12,151             8.6              29,878                 8.3              8.4
    II, L.P.(2)
Larry D. Hohl(3)                        10,000             7.0                                                      2.0
John M. Sullivan(1)                      1,328             0.9                 987                 0.3              0.5
James Rosenthal(1)                         628             0.4                 994                 0.3              0.3
Tom Davin(1)                               548             0.4                 745                 0.2              0.3
Paul Ledbetter(3)                          500             0.4                                                      0.1
David H. Wong(1)(4)                    106,613            75.1             323,400                90.2             85.9
Christopher A. Laurence(1)(4)          106,613            75.1             323,400                90.2             85.9
All Directors and Officers              13,004             9.2               2,726                 0.8              3.1
as a group (five individuals)

----------

(1) The address for Brentwood Associates Buyout Fund II, L.P. and Messrs. Davin, Sullivan and Rosenthal is c/o Brentwood Associates, 11150 Santa Monica Boulevard, Suite 1200, Los Angeles, California 90025.

(2) The address for DLJ Fund Investment Partners II, L.P. is 277 Park Avenue, New York, New York 10172.

(3) The address for Messrs. Hohl and Ledbetter is c/o Silver Cinemas International, Inc., 4004 Beltline Road, Suite 205, Addison, Texas 75001.

(4) Includes 106,613 shares of Common Stock and 323,400 shares of Series A Preferred Stock held by Brentwood Associates Buyout Fund II, L.P. Each of Messrs. Wong and Laurence are managing members of the general partner of Brentwood Associates Buyout Fund II, L.P. and may be deemed to share investment and voting control over the shares of Common Stock and Series A Preferred Stock owned by Brentwood Associates Buyout Fund II, L.P. Each of Messrs. Wong and Laurence disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to a Corporate Development and Administrative Services Agreement, dated as of July 2, 1996, between Brentwood Private Equity LLC ("BPE"), an affiliate of Brentwood, and the Company, as amended (the "Services Agreement"), BPE has agreed to assist in the corporate development activities of the Company by providing services to the Company, including (i) assistance in analyzing, structuring and negotiating the terms of investments and acquisitions, (ii) researching, identifying, contacting, meeting and negotiating with prospective sources of debt and equity financing, (iii) preparing, coordinating and conducting presentations to prospective sources of debt and equity financing,
(iv) assistance in structuring and establishing the terms of debt and equity financing and (v) assistance and advice in connection with the preparation of the Company's financial and operating plans. Pursuant to the Services Agreement, BPE is entitled to receive: (i) financial advisory fees equal to 1.5% of the acquisition cost of the Company's completed acquisitions; (ii) upon the occurrence of certain events, monitoring fees equal to 1% of the aggregate amount of investment in Company by Brentwood; and (iii) reimbursement of its reasonable fees and expenses incurred from time to time (a) in performing the services rendered thereunder and (b) in connection with any investment in, financing of, or sale, distribution or transfer of any interest in the Company by BPE or any person or entity associated with BPE. For the years ended December 31, 1999, 1998 and 1997, BPE was paid $252,078, $1,466,840 and $81,505, respectively, (including reimbursement of fees and expenses) pursuant to the Services Agreement.

STOCKHOLDERS AGREEMENT

     The Company and its stockholders (the "Stockholders") have entered into a stockholders agreement (the "Stockholders Agreement") which provides certain restrictions and rights related to the transfer, sale or purchase of Common Stock, Series A Preferred Stock and Convertible Preferred Stock (collectively, the "Company Stock"). Such restrictions and rights include the following: (i) except as set forth below, a Stockholder may not sell or transfer any shares of the Company Stock without first giving the Company the right of first refusal to purchase such shares; (ii) in the event that Brentwood agrees to sell or transfer any of its shares of Common Stock, the other Stockholders shall have the right to sell or transfer a proportionate number of shares of Company Stock as part of such sale or transfer; and (iii) in the event that Brentwood agrees to sell or transfer all of its shares of Company Stock, the other Stockholders shall be obligated to sell or transfer all of their shares of Company Stock as part of such sale or transfer. In connection with the Stockholders Agreement, the Company and the Stockholders have entered into a registration rights agreement which provides that the Stockholders would have certain piggyback rights upon the registration for a public offering of the Company Stock by the Company.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this Report.

1. The financial statements listed in the accompanying Index beginning on F-1 are filed as a part of this report.

(b)  Reports on Form 8-K

     On Form 8-Ks dated January 12, 1999 and September 16, 1999, under Item 5. Other Events, the Company announced the resignation of Thomas. J. Owens from the positions of President and Director of Silver Cinemas International, Inc. and the appointment of Larry D. Hohl to the position of president and CEO of Silver Cinemas International, Inc.

(c)  Exhibits

     27  - Financial Data Schedule

(d)  Financial Statement Schedules.

     None. Schedules are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2000

                                         SILVER CINEMAS INTERNATIONAL, INC.

                                         BY: /s/  Larry D. Hohl
                                            ------------------------------------
                                                  Larry D. Hohl
                                         Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   NAME                                  TITLE                              DATE
             /s/ Larry D. Hohl               Chief Executive Officer, President         April 14, 2000
       --------------------------------      and Director
                 Larry D. Hohl

             /s/ John M. Sullivan            Chairman of the Board of Directors         April 14, 2000
       --------------------------------
                 John M. Sullivan

             /s/ David H. Wong               Director                                   April 14, 2000
       --------------------------------
                 David H. Wong

          /s/ Christopher A. Laurence        Director                                   April 14, 2000
       --------------------------------
              Christopher A. Laurence

              /s/ James Rosenthal            Director                                   April 14, 2000
       --------------------------------
                  James Rosenthal

              /s/ Thomas E. Davin            Director                                   April 14, 2000
       --------------------------------
                  Thomas E. Davin



INDEX TO FINANCIAL STATEMENTS

(ITEMS 8 AND 14 OF FORM 10-K)


                                                                                                                  PAGE
                                                                                                                  ----
          INDEPENDENT AUDITORS' REPORT.......................................................................      F-2

          CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:

          Consolidated Balance Sheets, December 31, 1999 and 1998............................................      F-3

          Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998  and 1997........      F-4

          Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended December 31,
              1999, 1998 and 1997............................................................................      F-5

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.........      F-6

          Notes to Consolidated Financial Statements.........................................................      F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Silver Cinemas International, Inc.

We have audited the accompanying consolidated balance sheets of Silver Cinemas International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Silver Cinemas International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Silver Cinemas International, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred significant operating losses since inception, has a working capital deficiency, expects that it will continue to incur net losses, and is not in compliance with certain requirements of its financing arrangements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 31, 2000

SILVER CINEMAS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

                                                                                                           DECEMBER 31,
                                                                                                --------------------------------
                                                                                                    1999                1998
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                    $          --      $   2,880,955
   Inventories                                                                                        543,656            560,886
   Receivables                                                                                      1,025,754          1,129,062
   Prepaid rent and other                                                                           2,080,460             81,266
                                                                                                -------------      -------------

           Total current assets                                                                     3,649,870          4,652,169

THEATER PROPERTIES AND EQUIPMENT - Net                                                             67,088,707         66,913,041

GOODWILL - NET                                                                                     46,930,594         49,981,350

OTHER ASSETS - NET                                                                                 16,592,799         10,845,858
                                                                                                -------------      -------------

TOTAL                                                                                           $ 134,261,970      $ 132,392,418
                                                                                                =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Current portion of long-term debt                                                            $ 119,465,800      $     110,000
   Current portion of capital lease obligations                                                       384,398            306,284
   Net overdraft of cash accounts                                                                   1,243,160
   Accounts payable                                                                                 2,393,909            522,733
   Accrued film rentals                                                                             2,602,415          2,098,791
   Accrued payrolls                                                                                 1,443,154          1,190,914
   Accrued property taxes and other liabilities                                                     4,023,284          1,646,509
   Accrued interest                                                                                 2,198,500          2,209,500
                                                                                                -------------      -------------

           Total current  liabilities                                                             133,754,620          8,084,731

LONG-TERM DEBT, less current portion                                                                                 100,110,000

CAPITAL LEASE OBLIGATIONS, less current obligations                                                 4,029,900          4,414,299

OTHER LONG-TERM OBLIGATIONS                                                                         1,469,019          2,198,380

COMMITMENTS AND CONTINGENCIES (SEE NOTES)

STOCKHOLDERS' EQUITY (DEFICIENCY):

   Series preferred stock, 95,000 shares authorized, no shares issued
   Series A preferred stock, $.01 par value, 400,000 shares authorized, 358,470 and 359,874
      shares issued and outstanding at December 31, 1999 and 1998, respectively                    35,847,036         35,987,442
   Convertible preferred stock, $.01 par value, 5,000 shares authorized, 3,000 shares
      issued and outstanding at December 31, 1999                                                     300,000
   Common stock, $.01 par value; 500,000 shares authorized, 145,144 and 140,458 shares
      issued and outstanding at December 31, 1999 and 1998, respectively                                1,451              1,405
   Additional paid-in capital                                                                         142,162            139,053
   Stockholder notes receivable                                                                       (51,780)          (201,780)
   Deferred compensation                                                                             (262,470)
   Accumulated deficit                                                                            (40,967,968)       (18,341,112)
                                                                                                -------------      -------------

           Total stockholders' equity (deficiency)                                                 (4,991,569)        17,585,008
                                                                                                -------------      -------------

TOTAL                                                                                           $ 134,261,970      $ 132,392,418
                                                                                                =============      =============


See notes to consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------
                                                                  1999               1998               1997
REVENUES:
   Admissions                                               $  74,439,210      $  52,126,518      $  10,367,555
   Concessions                                                 29,620,264         23,622,616          8,097,921
   Other                                                        2,021,474          1,466,747            296,102
                                                            -------------      -------------      -------------

           Total                                              106,080,948         77,215,881         18,761,578

COSTS AND EXPENSES:
   Cost of operations:
      Film rentals                                             34,007,871         21,399,319          4,483,842
      Concession supplies                                       5,817,095          3,845,095          1,462,163
      Salaries and wages                                       17,757,851         13,456,371          3,064,974
      Facility leases                                          18,244,152         13,679,253          3,311,740
      Advertising                                               4,273,191          3,402,350            755,337
      Utilities and other                                      16,325,159         11,995,773          3,024,285
   General and administrative expenses                          8,493,575          6,271,867          1,900,892
   Depreciation and amortization                                8,342,755          6,507,118          1,479,090
   Asset impairment charges                                     3,570,681          4,580,000
                                                            -------------      -------------      -------------
           Total                                              116,832,330         85,137,146         19,482,323
                                                            -------------      -------------      -------------

OPERATING LOSS                                                (10,751,382)        (7,921,265)          (720,745)

OTHER INCOME (EXPENSE):
   Interest expense                                           (11,676,875)        (7,940,021)          (352,509)
   Amortization of debt issue costs                            (1,038,650)        (1,469,115)           (54,907)
   Interest income and other income (expense), net                840,051            544,683            (45,026)
                                                            -------------      -------------      -------------

           Total                                              (11,875,474)        (8,864,453)          (452,442)
                                                            -------------      -------------      -------------

NET LOSS                                                      (22,626,856)       (16,785,718)        (1,173,187)

PREFERRED STOCK DIVIDENDS                                      (2,391,462)        (1,563,104)          (911,328)
                                                            -------------      -------------      -------------

NET LOSS APPLICABLE TO COMMON STOCK                         $ (25,018,318)     $ (18,348,822)     $  (2,084,515)
                                                            =============      =============      =============

See notes to consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             SERIES A                       CONVERTIBLE
                          PREFERRED STOCK                 PREFERRED STOCK                COMMON STOCK
                    ----------------------------    ---------------------------   ----------------------------
                       SHARES                          SHARES                        SHARES
                       ISSUED          AMOUNT          ISSUED         AMOUNT         ISSUED          AMOUNT
                    ------------    ------------    ------------   ------------   ------------    ------------
BALANCE,
JANUARY 1, 1997          151,739    $ 15,173,900                                        98,320    $        983

Capital stock                299          29,900                                         2,464              25
issuance

Net loss

Payment of
stockholder
 notes receivable
                    ------------    ------------    ------------   ------------   ------------    ------------

BALANCE,
DECEMBER 31, 1997        152,038      15,203,800                                       100,784           1,008

Capital stock            207,836      20,783,642                                        39,674             397
issuance

Net loss

Payment of
stockholder
 notes receivable
                    ------------    ------------    ------------   ------------   ------------    ------------

BALANCE,
DECEMBER 31, 1998        359,874      35,987,442                                       140,458           1,405

Capital stock                                              3,000   $    300,000         10,000             100
issuance

Capital stock             (1,404)       (140,406)                                       (5,314)            (54)
repurchase

Amortized
compensation

Net loss

Payment of
stockholder
 notes receivable
                    ------------    ------------    ------------   ------------   ------------    ------------

BALANCE,
DECEMBER 31, 1999        358,470    $ 35,847,036           3,000   $    300,000        145,144    $      1,451
                    ============    ============    ============   ============   ============    ============


                    ADDITIONAL      STOCKHOLDER
                      PAID-IN          NOTES         DEFERRED       ACCUMULATED
                      CAPITAL        RECEIVABLE     COMPENSATION      DEFICIT          TOTAL
                    ------------    ------------    ------------    ------------    ------------
BALANCE,
JANUARY 1, 1997     $     97,295    $   (116,436)                   $   (382,207)   $ 14,773,535

Capital stock              2,417                                                          32,342
issuance

Net loss                                                              (1,173,187)     (1,173,187)

Payment of
stockholder
 notes receivable                            357                                             357
                    ------------    ------------                    ------------    ------------

BALANCE,
DECEMBER 31, 1997         99,712        (116,079)                     (1,555,394)     13,633,047

Capital stock             39,341         (98,790)                                     20,724,590
issuance

Net loss                                                             (16,785,718)    (16,785,718)

Payment of
stockholder
 notes receivable                         13,089                                          13,089
                    ------------    ------------                    ------------    ------------

BALANCE,
DECEMBER 31, 1998        139,053        (201,780)                    (18,341,112)     17,585,008

Capital stock              9,900                    $   (299,970)                         10,030
issuance

Capital stock             (6,791)                                                       (147,251)
repurchase

Amortized
compensation                                              37,500                          37,500

Net loss                                                             (22,626,856)    (22,626,856)

Payment of
stockholder
 notes receivable                        150,000                                         150,000
                    ------------    ------------    ------------    ------------    ------------

BALANCE,
DECEMBER 31, 1999   $    142,162    $    (51,780)   $   (262,470)   $(40,967,968)   $ (4,991,569)
                    ============    ============    ============    ============    ============


See notes to consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                    1999            1998              1997
                                                               -------------    -------------    -------------
OPERATING ACTIVITIES:
   Net loss                                                    $ (22,626,856)   $ (16,785,718)   $  (1,173,187)
   Gain on sale of assets                                            332,617
   Noncash items in net loss:
      Depreciation and amortization                                9,381,405        7,976,233          642,259
      Amortized compensation                                          37,500
      Asset impairment charges                                     3,570,681        4,580,000          891,738
      Gain on debt retirement                                       (252,000)
   Cash from (used for) working capital:
      Inventories                                                     13,204          (79,498)         (23,705)
      Receivables and other                                       (1,895,886)         170,423         (224,013)
      Accounts payable                                             1,871,176          151,470         (160,623)
      Accrued liabilities                                          3,229,439           52,003          804,685
                                                               -------------    -------------    -------------

           Net cash from (used for) operating activities          (6,338,720)      (3,935,087)         757,154
                                                               -------------    -------------    -------------


INVESTING ACTIVITIES:
   Acquisitions of theater properties and equipment                 (781,566)     (89,962,008)      (4,212,426)
   Additions to theater properties and equipment                 (12,039,439)      (7,933,542)      (4,555,736)
   Increase in other assets                                           93,445       (4,650,466)        (278,710)
   Dispositions of theater property and equipment                  3,782,209
                                                               -------------    -------------    -------------

           Net cash (used for) investing activities               (8,945,351)    (102,546,016)      (9,046,872)
                                                               -------------    -------------    -------------

FINANCING ACTIVITIES:
   Increase in bank overdraft                                      1,243,160
   Proceeds from the issuance of debt                             19,668,000      100,000,000        6,600,000
   Payments of debt and capital leases                              (584,285)      (6,884,786)      (2,002,991)
   Decrease in other long-term obligations                          (729,361)        (221,029)
   Increase in debt issue costs                                   (7,197,147)      (4,546,303)        (772,950)
   Proceeds (payments) on capital stock transactions                (147,251)      20,724,590           32,342
   Payments on stockholder notes receivable                          150,000           13,089              357
                                                               -------------    -------------    -------------

           Net cash from financing activities                     12,403,116      109,085,561        3,856,758
                                                               -------------    -------------    -------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               (2,880,955)       2,604,458       (4,432,960)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                             2,880,955          276,497        4,709,457
                                                               -------------    -------------    -------------

   End of period                                               $          --    $   2,880,955    $     276,497
                                                               =============    =============    =============

SUPPLEMENTAL INFORMATION:
   Stock issued for notes receivable                           $                $      98,790    $
                                                               =============    =============    =============

   Cash paid for interest                                      $  11,580,076    $   5,794,424    $     261,607
                                                               =============    =============    =============

   Deferred compensation                                       $     300,000    $                $
                                                               =============    =============    =============



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

     BUSINESS - The Company owns or leases and operates 104 motion picture theaters (522 screens) in 19 states at December 31, 1999.

     GOING CONCERN - The Company has experienced significant operating losses since inception, has a working capital deficiency, expects that it will continue to incur net losses, and is not in compliance with certain requirements of its financing arrangements (see Note 5). The Company's operations are subject to certain risks and uncertainties including, among others: (i) limited operating history; (ii) dependence on motion picture production and performance; (iii) relationships with film distributors; and
     (iv) competition by entities with greater financial and other resources. There can be no assurance that the Company will be successful in achieving or sustaining profitability and positive cash flow in the future.

     The Company will be required to restructure its current financing arrangements and/or seek additional financing sufficient to meet its working capital needs for fiscal 2000. Given that no assurance can be made that the Company could restructure its current financing arrangements and/or obtain additional financing, substantial doubt exists about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or liabilities that may result from the outcome of these uncertainties.

     MANAGEMENT ESTIMATES - In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     REVENUES are recognized when admissions and concessions sales are received at the theaters. Film rental costs are accrued based on the applicable box office receipts and estimates of the final settlement pursuant to the terms of the film licenses.

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

     DEFERRED INCOME TAXES are provided under the liability method for temporary differences between revenue and expenses recognized for tax return and financial reporting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     COMPREHENSIVE LOSS is the same as net loss.

     RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the quarter ending March 31, 2001. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial statements. The Company will continue to review this statement over time to determine if any additional disclosures are necessary based on evolving circumstances.

     RECLASSIFICATIONS have been made to prior period amounts to conform with the 1999 presentation.

2.   ACQUISITIONS AND DISPOSITIONS

     In separate transactions, the Company acquired certain assets and businesses as follows:

                                 APPROXIMATE                NUMBER              NUMBER
                                  PURCHASE                    OF                  OF                 EFFECTIVE
  SELLER                            PRICE                  THEATERS             SCREENS                DATE
  ------                            -----                  --------             -------                ----
 1997

   A                            $   370,231                      1                   6             January 1997
   B                              2,710,889                      2                  19             January 1997
   C                              1,097,200                      2                  12             April 1997
   D                                 34,106                      1                   4             May 1997
                                -----------                   ----                ----
                                $ 4,212,426                      6                  41
                                ===========                   ====                ====

 1998

   E                            $ 1,608,398                      3                  17             March 1998
   F                             22,335,810                     27                 202             April 1998
   G                             62,523,136                     49                 140             April 1998
   H                              3,494,664                      1                  12             May 1998
                                -----------                   ----                ----
                                $89,962,008                     80                 371
                                ===========                   ====                ====

 1999

   I                            $   862,869                      1                   4             January 1999
                                ===========                   ====                ====


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

                                               1999            1998           1997
                                           ------------    ------------   ------------
Cash                                       $     81,303
Inventories                                       4,026    $    333,596   $     23,577
Theater properties and equipment                200,000      56,029,299      1,414,099
Noncompete agreements                                           776,440        250,000
Goodwill                                        577,540      44,906,145      2,524,750
Other                                                         1,262,261
Accounts payable and accrued liabilities                    (13,345,733)
                                           ------------    ------------   ------------

                                           $    862,869    $ 89,962,008   $  4,212,426
                                           ============    ============   ============

     Goodwill has been recorded as an intangible asset and is presented net of accumulated amortization of $5,140,776 and $2,573,438 at December 31, 1999 and 1998, respectively. During 1999 and 1998, goodwill was reduced by an asset impairment charges of $988,786 and $2,821,440 (see Note 10), respectively. The Company paid $252,078, $1,466,840 and $81,505 to a principal stockholder (the "Stockholder") for advisory services for the years ended December 31, 1999, 1998 and 1997, respectively.

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

                YEARS ENDED
                DECEMBER 31,
           ----------------------
             1998          1997
           ---------    ---------
Revenues   $ 101,690    $ 106,288

Net loss   $ (18,054)   $  (9,195)

     The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of the periods presented, nor do they purport to be indicative of the future results of operations of the Company.

     DISPOSITIONS - In March 1999, the Company sold its specialty theater in Sacramento, California for approximately $1.5 million in cash. In April 1999, the Company sold its theater in Burton, Michigan for approximately $2.2 million in cash. These transactions resulted in total gains of $0.3 million. During the year ended December 31, 1999, the Company closed or did not renew the leases for four second run theaters (26 screens) resulting in a $0.5 million charge (see Note 10).

3.   THEATER PROPERTIES AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                     1999            1998
Land                                             $  1,513,200    $  1,810,062
Buildings                                           9,744,723      10,689,846
Leasehold interests and improvements               32,356,325      31,770,730
Theater furniture and equipment                    26,415,686      26,295,904
Theaters under construction                         6,311,538         897,181
                                                 ------------    ------------

           Total                                   76,341,472      71,463,723

Less accumulated depreciation and amortization     (9,252,765)     (4,550,682)
                                                 ------------    ------------

Theater properties and equipment - net           $ 67,088,707    $ 66,913,041
                                                 ============    ============

     Depreciation and amortization expense related to theater properties and equipment for the years ended December 31, 1999, 1998 and 1997 was $5,214,682, $3,871,060 and $642,259. During 1999 and 1998, theater properties and equipment was reduced by asset impairment charges of $2,020,911 and $1,618,246, respectively (see Note 10).

     The assets acquired through capitalized theater leases and capitalized equipment leases amount to $4,912,976, and accumulated depreciation amounted to $638,934 and $212,978 at December 31, 1999 and 1998,
     respectively. Related depreciation expense for the years ended December 31, 1999 and 1998 was $425,956 and $212,978, respectively.

4.   OTHER ASSETS

     Other assets at December 31, 1999 and 1998 consist of the following:

                                          1999            1998
Noncompete agreements                 $  2,026,400    $  2,026,400
Debt issue costs                        11,752,807       4,555,659
Organization costs                                          52,431
                                      ------------    ------------

Total                                   13,779,207       6,634,490

Less accumulated amortization           (2,765,483)     (1,274,262)
                                      ------------    ------------

Net                                     11,013,724       5,360,228

Employee notes receivable                  128,189         136,681
Equipment, lease and other deposits      5,450,886       5,348,949
                                      ------------    ------------

Total                                 $ 16,592,799    $ 10,845,858
                                      ============    ============

     In 1999, the Company capitalized $7,093,000 in debt issue costs related to its new credit agreement (see Note 5.)

5.  DEBT

     The following is a summary of debt at December 31, 1999 and 1998:


                                                       1999              1998
                                                  -------------     -------------
10 1/2% Senior subordinated notes                 $  99,580,000     $ 100,000,000
Term A                                               17,104,335
Term B                                                  168,184
Revolver                                              2,503,281
Other                                                   110,000           220,000
                                                  -------------     -------------

Total long-term debt                                119,465,800       100,220,000

Less current portion                                119,465,800           110,000
                                                  -------------     -------------

Long-term debt, less current portion              $           0     $ 100,110,000
                                                  =============     =============

     The senior subordinated notes (the "Notes") bear interest at 10 1/2% and are due in 2005. The Notes are redeemable, in whole or in part, at the option of the Company at a redemption price of 107.875% in 2001, 105.250% in 2002, 102.625% in 2003 and 100% in 2004 and thereafter plus any accrued but unpaid interest. In addition, on or before April 15, 2001, the Company may, at its option and subject to certain requirements, use an amount equal to the net cash proceeds from one or more public equity offerings, as defined, to redeem up to an aggregate of 35% of the principal amount of the Notes originally issued at a redemption price of 110.5% plus any accrued but unpaid interest. Upon a change in control of the Company, as defined in the indenture, the Company will be required to make an offer to repurchase all or any part of each holder's Notes at a price equal to 101% of the principal amount thereof plus interest. The Notes also include restrictive covenants relative to the incurrence of additional indebtedness, the payment of dividends and other matters.

     The Company does not intend to make a scheduled interest payment for the Notes when due on April 15, 2000 and is not currently in compliance with certain requirements of its senior secured credit agreement. Accordingly, the Notes have been included in the current portion of long-term debt on the Company's consolidated balance sheet at December 31, 1999.

     During November 1999, the Company offered to purchase for cash up to $45,000,000 aggregate principal amount of its outstanding Notes due 2005. The tender offer expired on December 10, 1999, and $420,000 of principal was tendered for total payments by the Company of $168,000. This gain on debt retirement is included in other income (expense) in the 1999 statement of operations.

     CREDIT AGREEMENTS - On October 6, 1999, Farallon Capital Funding, LLC ("Farallon"), as agent, an affiliate thereof, as initial lender and the Company and its subsidiaries entered into a four year, senior secured credit facility with aggregate availability of $50 million, subject to a defined real estate collateralbased borrowing base (the "Credit Facility"). The $50.0 million facility is comprised of a revolving credit facility of up to $15.0 million (the "Revolver"), term loans of up to $17.0 million ("Term A Loan") and term loans of up to $18.0 million ("Term B Loans"). The Term A Loan was funded in its entirety on October 8, 1999. Under the Term A Loan and the Revolver, the Company will utilize borrowings to fund working capital requirements, and for other general corporate purposes, including, subject to certain conditions, the acquisition and construction of theaters. The Term B Loans may be used only for repurchasing the Notes, and the amount of Term B Loans will be limited to the lesser of (i) $18.0 and
     (ii) the amount by which the real estate collateral-based borrowing base exceeds the sum of the outstanding principal balance (including accrued interest) of the Term A Loan and the $15.0 million revolving loan commitment). At December 31, 1999, an additional calculated $12.5 million was available to the Company under the Revolver. Borrowings under the Credit Facility rank senior in right of payment to the Notes and is secured by a perfected first priority security interest in substantially all existing and future assets of the Company including:(i) fee interests and certain leasehold interests in real property; (ii) accounts receivable, equipment, inventory, and intangibles; and (iii) the capital stock of the Company and its subsidiaries. Borrowings bear total annual interest at 15.5% with annual interest at 12.875% due monthly and the remaining interest due with the borrowings. The Company pays an annual unused commitment fee of 0.50%.

     Farallon's obligations under the Credit Facility to advance funds at any time during the four-year term are subject to certain conditions customary in secured credit facilities, including the absence of a default under the Credit Facility. The Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness or guarantees, prepay other indebtedness, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans, or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, change the business conducted by the Company or its subsidiaries or engage in certain corporate activities. The Company is not currently in compliance with certain requirements, including its present intention to fail to make a scheduled interest payment for the Company's Notes when due on April 15, 2000, and has not obtained a waiver from Farallon. Accordingly, the borrowings under the Credit Facility have been included in the current portion of long-term debt on the Company's consolidated balance sheet at December 31, 1999.

     At December 31, 1999, the original scheduled maturities of debt were as follows:

                          2000        $    110,000
                          2001
                          2002
                          2003          19,775,800
                          2004
                    Thereafter          99,580,000
                                      ------------

                                      $119,465,800
                                      ============

6.  CAPITAL STOCK

     CUMULATIVE PREFERRED STOCK - The Company has 400,000 authorized shares of $.01 par value voting Series A Preferred Stock ("Series A"). Each outstanding Series A share bears a $6.00 cumulative annual dividend which is payable if earned and declared, if the Series A preferred stock is redeemed or if the Company is liquidated. The Company may redeem all Series A shares at any time for $100 per share plus dividends in arrears. As of December 31, 1999 and 1998, aggregate Series A preferred stock dividends of $5,148,497 and $2,776,235, respectively, are in arrears.

     During 1998, the Company issued Series A preferred stock and common stock for approximately $17.5 million and $3.0 million to the Stockholder and DLJ Fund Investment Partners II, L.P., respectively.

     CONVERTIBLE PREFERRED STOCK - The Company has 5,000 authorized nonvoting shares of $.01 par value convertible preferred stock ("Convertible Stock") with a liquidation preference of $100 per share at December 31, 1999. Each outstanding share of Convertible Stock bears an $80.00 cumulative annual dividend through June 30, 2002. Thereafter, the dividend is at a rate of $6.00 per share during the term of employment of the holder. Dividends are payable if earned and declared, if the Convertible Stock is redeemed or if the Company is liquidated. The Company may redeem all Convertible Stock shares if the employment of the holder is terminated for $1 plus dividends in arrears.

     The Convertible Stock ranks senior to the Series A stock with respect to the payment of dividends and upon liquidation, dissolution, winding-up or otherwise, and the Series A stock ranks senior to the Company's common stock and to all other series or classes of preferred stock.

     The Convertible Stock is convertible into the number of common shares representing a formula determined percentage of fully diluted outstanding common stock shares upon defined events including the sale, merger or liquidation of the Company.

     STOCKHOLDERS' AGREEMENT - The Company and its stockholders have entered into stockholders' agreements which provides certain restrictions and rights related to the transfer, sale or purchase of capital shares.

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

     Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 totaled $18,195,928, $13,603,689 and $3,177,013, respectively. The terms of an operating lease obligate the Company to incur costs to bring one of its theatres into compliance with seismic requirements. The Company estimates that related costs will approximate $1.4 million.

     Future minimum payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1999, are due as follows:


                          2000        $ 17,917,527
                          2001          17,608,113
                          2002          15,839,876
                          2003          14,690,471
                          2004          13,886,287
                    Thereafter          95,899,047
                                      ------------

                         Total        $175,841,321
                                      ============


     Future minimum lease payments under capital leases together with the present value of minimum lease payments consist of the following:

                                              2000     $    842,837
                                              2001          537,946
                                              2002          537,946
                                              2003          537,946
                                              2004          537,946
                                        Thereafter        7,148,475
                                                       ------------
                                                         10,143,096

             Less amount representing interest           (5,728,798)
                                                       ------------
Present value of future minimum lease payments            4,414,298
                          Less current portion             (384,398)
                                                       ------------

                                         Total         $  4,029,900
                                                       ============

     The Company is completing theater improvements related to lease agreements requiring additional future minimum lease payments estimated to be $29.4 million over 20 years.

     LETTERS OF CREDIT AND COLLATERAL - At December 31, 1999 and 1998, the Company has outstanding letters of credit of $3,848,000 and $3,450,000, respectively, in connection with future theater construction and improvement.

     EMPLOYMENT AGREEMENTS - As of December 31, 1999, the Company has employment agreements with a principal officer providing for annual minimum future payments of $350,000 and performance bonuses.

8.  CONTINGENCIES

     The Company, in the normal course of business, is party to various legal actions. Management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

9.  SEGMENTS

     The Company identifies its segments based on type of films exhibited and management responsibility. Segment profit (loss) is measured as operating profit (loss), which is defined as profit (loss) before other income (expense). During the year ended December 31, 1997 the Company had no operations in the Specialty Film segment. Information on segments and a reconciliation to net loss for the years ended December 31, 1999 and 1998 are as follows (in 000's):


                                                                                    SILVER
                                                                                    CINEMAS
                                                             LANDMARK            (SECOND AND
                        1999                             (SPECIALTY FILM)          FIRST-RUN)         CORPORATE       CONSOLIDATED
       Revenues                                      $         64,690          $     41,391                           $  106,081
       Depreciation and amortization                            4,661                 3,682                                8,343
       Asset impairment charges                                    80                 3,491                                3,571

       Operating income (loss)                                  2,884               (13,635)                          $  (10,751)
       Interest expense and debt issue costs                                                      $     (12,716)         (12,716)
       Interest income and other expense                                                                    840              840
                                                                                                                      ----------

       Net loss                                                                                                       $  (22,627)
                                                                                                                      ===========



       Total assets                                  $         84,934          $     45,783       $       3,545       $  134,262
                                                                                                                      ==========

                        1998

       Revenues                                      $         39,804          $     37,412                           $   77,216
       Depreciation and amortization                            3,271                 3,236                                6,507
       Asset impairment charges                                    70                 4,510                                4,580

       Operating income (loss)                                  1,178                (9,099)                          $   (7,921)
       Interest expense and debt issue costs                                                      $      (9,409)          (9,409)
       Interest income and other expense                                                                    544              544
                                                                                                                      ----------

       Net loss                                                                                                       $  (16,786)
                                                                                                                      ===========



       Total assets                                  $         79,865          $     48,308       $       4,219       $  132,392
                                                                                                                      ==========


10.  ASSET IMPAIRMENT CHARGES

     During 1999 and 1998, the Company impaired assets at 17 and 24 locations, respectively, based on its continuing evaluation of recoverability of long-lived theater assets. Impairment costs of $3,570,000 and $4,580,000 reduced goodwill and theater properties and equipment in 1999 and 1998, respectively.

11.  INCOME TAXES

     Deferred tax liabilities (assets) at December 31, 1999 and 1998 consist of the following:


                                                                      1999               1998
  Deferred tax assets:
     Net operating loss carryforwards                            $ (12,000,000)     $  (6,000,000)
     Book accruals and reserves in excess of
        cumulative tax deductions                                     (250,000)          (100,000)
                                                                 -------------      -------------

  Total                                                            (12,250,000)        (6,100,000)

  Deferred tax liabilities -
     Tax depreciation and amortization in excess of book             4,000,000          2,500,000
  Valuation allowance                                                8,250,000          3,600,000
                                                                 -------------      -------------

                                                                 $          --      $          --
                                                                 =============      =============

     The Company has provided a full valuation allowance for net deferred tax assets due to the lack of an earnings history. Gross deferred tax assets at December 31, 1999 and 1998, include net operating loss carryforwards of approximately $30,000,000 and $15,000,000, respectively, for income tax purposes. These net operating loss carryforwards begin to expire in 2016 and may be limited in use in the event of significant changes in the Company's ownership.

12.  EMPLOYEE BENEFIT PLAN

     During 1998, the Company implemented a 401(k) plan covering substantially all employees meeting certain eligibility requirements. Participants may make contributions to the plan of up to 15% of their gross salary and are fully vested. Employer contributions to the plan, which are made at the discretion of the Company, are made up to 50% of participant contributions to a maximum of 6% of compensation. The 401(k) contributions expense charged to operations for the years ended December 31, 1999 and 1998, was $92,448 and $90,202, respectively.

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

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and certain notes payable and long-term obligations approximates fair value. The fair values of $41,077,000 and $83,000,000 at December 31, 1999 and 1998, respectively, for the 10 1/2% Senior Subordinated Notes are based on quoted market prices. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the date presented, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION
-----------              -----------
  27                     Financial Data Schedule