Form 10-Q
period 2000-03-31
SILVER CINEMAS INTERNATIONAL INC
filed 2000-05-12
CIK 1063326

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended                                    March 31, 2000
                               ----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               ----------------------    -------------

Commission file number                                                  000-____
                       ------------------------------------------------

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

Yes [X]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 142,046 shares of common stock as of May 14, 2000

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                    PAGE
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balanced Sheets as of March 31, 2000 (unaudited)
               and December 31, 1999                                                                                3

          Condensed Consolidated Statements of Operations (unaudited) for the
               three months ended March 31, 2000 and 1999                                                           4

          Condensed Consolidated Statements of Cash Flows (unaudited) for the
               three months ended March 31, 2000 and 1999                                                           5

          Notes to Condensed Consolidated Financial Statements (unaudited)                                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                                    10

Item 3.   Quantitative and Qualitative  Disclosures About Market Risk                                              16

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                        16

Item 2.   Changes in Securities and Use of Proceeds                                                                16

Item 3.   Defaults Upon Senior Securities                                                                          16

Item 4.   Submission of Matters to a Vote of Security Holders                                                      16

Item 5.   Other Information                                                                                        16

Item 6.   Exhibits and Reports on Form 8-K                                                                         16

Signatures                                                                                                         17

                         PART I - FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                             MARCH 31,       DECEMBER 31,
ASSETS                                                                                         2000             1999
                                                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                               $   2,846,049    $           --
   Inventories                                                                                   526,470           543,656
   Receivables                                                                                   694,421         1,025,754
   Prepaid rent and other                                                                      2,161,780         2,080,460
                                                                                           -------------    --------------

           Total current assets                                                                6,228,720         3,649,870

THEATER PROPERTIES AND EQUIPMENT, Net                                                         65,090,026        67,088,707

GOODWILL - Net                                                                                45,767,541        46,930,594

OTHER ASSETS - Net                                                                            13,720,831        16,592,799
                                                                                           -------------    --------------

TOTAL                                                                                      $ 130,807,118    $  134,261,970
                                                                                           =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                                       $ 125,504,906    $  119,465,800
   Current portion of capital lease obligations                                                  261,827           384,398
   Net overdrafts of cash accounts                                                                               1,243,160
   Accounts payable                                                                            3,013,695         2,393,909
   Accrued film rentals                                                                        2,619,680         2,602,415
   Accrued payrolls                                                                            1,054,807         1,443,154
   Accrued property taxes and other liabilities                                                4,431,848         4,023,284
   Accrued interest                                                                            4,815,250         2,198,500
                                                                                           -------------    --------------

           Total current liabilities                                                         141,702,013       133,754,620

CAPITAL LEASE OBLIGATIONS, less current obligations                                            4,072,516         4,029,900

OTHER LONG-TERM OBLIGATIONS                                                                    1,445,415         1,469,019

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Series preferred stock, 100,000 shares authorized, no shares issued
   Series A preferred stock, $.01 par value, 400,000 shares authorized,
      358,050 and 358,470 shares issued and outstanding at March 31, 2000
      and December 31, 1999                                                                   35,805,036        35,847,036
   Convertible preferred stock, $.01 par value, 5,000 shares authorized, 3,000 shares
      issued and outstanding                                                                     300,000           300,000
   Common stock, $.01 par value; 500,000 shares authorized, 142,046 and
      145,144 shares issued and outstanding at March 31, 2000 and
      December 31, 1999, respectively                                                              1,420             1,451
   Additional paid-in capital                                                                    142,162           142,162
   Stockholder notes receivable                                                                  (51,780)          (51,780)
   Deferred compensation                                                                        (224,940)         (262,470)
   Accumulated deficit                                                                       (52,384,724)      (40,967,968)
                                                                                           -------------    --------------

           Total stockholders' deficiency                                                    (16,412,826)       (4,991,569)
                                                                                           -------------    --------------

TOTAL                                                                                      $ 130,807,118    $  134,261,970
                                                                                           =============    ==============

See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ----------------------------
                                                         2000            1999
REVENUES:
   Admissions                                        $ 17,570,955    $ 20,388,269
   Concessions                                          6,749,922       7,793,550
   Other                                                  430,637         413,262
                                                     ------------    ------------

           Total                                       24,751,514      28,595,081

COSTS AND EXPENSES:
   Costs of operations:
      Film rentals                                      7,516,965       8,387,981
      Concessions supplies                              1,291,999       1,404,944
      Salaries and wages                                3,956,664       4,210,896
      Occupancy costs                                   4,398,281       4,413,847
      Advertising                                         833,140       1,016,731
      Utilities and other                               3,405,746       3,634,412
   General and administrative expenses                  1,978,359       1,880,607
   Depreciation and amortization                        2,126,003       2,084,607
   Asset impairment and restructuring charges           6,500,000
                                                     ------------    ------------

           Total                                       32,007,157      27,034,025
                                                     ------------    ------------

OPERATING INCOME (LOSS)                                (7,255,643)      1,561,056

OTHER INCOME (EXPENSE):
   Interest expense                                    (3,635,807)     (2,753,621)
   Amortization of debt issue costs                      (541,031)       (165,747)
   Interest income and other expense, net                  53,225         358,232
                                                     ------------    ------------

           Total                                       (4,123,613)     (2,561,136)
                                                     ------------    ------------

NET LOSS                                              (11,379,256)     (1,000,080)

PREFERRED STOCK DIVIDENDS                                (690,773)       (581,455)
                                                     ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCK                  $(12,070,029)   $ (1,581,535)
                                                     ============    ============


See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ----------------------------
                                                                    2000            1999
OPERATING ACTIVITIES:
   Net loss                                                     $(11,379,256)   $ (1,000,080)
   Noncash items in net loss:
      Depreciation and amortization                                2,667,034       2,250,354
      Straight-line rent adjustment                                   57,171          61,242
      Gain on sale of theater                                                       (265,165)
      Asset impairment and restructuring charges                   6,500,000
      Amortization of long-term liabilities                                          (68,870)
   Cash from (used for) working capital:
      Receivables and other                                          267,199         556,752
      Accounts payable                                               619,786         257,547
      Accrued liabilities                                          2,803,338       3,349,521
                                                                ------------    ------------

           Net cash from operating activities                      1,535,272       5,141,301
                                                                ------------    ------------

INVESTING ACTIVITIES:
   Acquisitions of theater properties and equipment                                 (802,816)
   Sale of theater                                                                 1,552,395
   Additions to theater properties and equipment                  (4,422,484)     (1,537,882)
   Decrease (increase) in other assets                             2,185,423        (740,783)
                                                                ------------    ------------

           Net cash used for investing activities                 (2,237,061)     (1,529,086)
                                                                ------------    ------------

FINANCING ACTIVITIES:
   Decrease in bank overdraft                                     (1,243,160)
   Proceeds from the issuance of debt                              6,000,000
   Payments of debt and capital leases                              (189,955)       (183,738)
   Increase in debt issue costs                                     (977,016)        (94,614)
   Issuance (repurchase) of capital stock                            (42,031)           (650)
                                                                ------------    ------------

           Net cash from (used for) financing activities           3,547,838        (279,002)
                                                                ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                              2,846,049       3,333,213

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                    --       2,880,955
                                                                ------------    ------------

   End of period                                                $  2,846,049    $  6,214,168
                                                                ============    ============

SUPPLEMENTAL INFORMATION -
   Cash paid for interest                                       $    738,642    $    147,870
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

      UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
      Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 2000.

      The information included in this Form 10-Q should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1999 included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on April 15, 2000.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

      GOING CONCERN - The Company has experienced significant operating losses since inception, has a working capital deficiency, expects that it will continue to incur net losses, and is not in compliance with certain requirements of its financing arrangements (see Note 4). The Company's operations are subject to certain risks and uncertainties including, among others: (i) limited operating history; (ii) dependence on motion picture production and performance; (iii) relationships with film distributors; and (iv) competition by entities with greater financial and other resources. There can be no assurance that the Company will be successful in achieving or sustaining profitability and positive cash flow in the future.

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

2.    THEATER PROPERTIES AND EQUIPMENT

      The following is a summary of theater properties and equipment:

                                                     MARCH 31,     DECEMBER 31,
                                                      2000             1999
                                                   (UNAUDITED)
Land                                               $  1,810,062    $  1,513,200
Buildings                                            10,685,601       9,744,723
Leasehold interests and improvements                 35,072,712      32,356,325
Theater furniture and equipment                      26,743,849      26,415,686
Theaters under construction                           5,500,176       6,311,538
                                                   ------------    ------------
      Total                                          79,812,400      76,341,472
Less accumulated depreciation and amortization      (14,722,374)     (9,252,765)
                                                   ------------    ------------

Theater properties and equipment - net             $ 65,090,026    $ 67,088,707
                                                   ============    ============


3.    OTHER ASSETS

      The following is a summary of other assets:

                                             MARCH 31,     DECEMBER 31,
                                              2000             1999
                                           (UNAUDITED)
Noncompete agreements                      $  2,026,400    $  2,026,400
Debt issue costs                             12,729,823      11,752,807
                                           ------------    ------------
      Total                                  14,756,223      13,779,207
Less accumulated amortization                (4,429,044)     (2,765,483)
                                           ------------    ------------
Net                                          10,327,179      11,013,724
Employee notes receivable                       128,189         128,189
Equipment, lease and other deposits           3,265,463       5,450,886
                                           ------------    ------------

Total                                      $ 13,720,831    $ 16,592,799
                                           ============    ============


4.    DEBT

      The following is a summary of debt:


                                              MARCH 31,     DECEMBER 31,
                                               2000             1999
                                            (UNAUDITED)
10 1/2% Senior subordinated notes           $ 99,580,000   $ 99,580,000
Term A                                        17,216,828     17,104,335
Term B                                           169,302        168,184
Revolver                                       8,538,776      2,503,281
Other                                                           110,000
                                            ------------   ------------
Total long-term debt                         125,504,906    119,465,800
Less current portion                         125,504,906    119,465,800
                                            ------------   ------------

Long-term debt, less current portion        $         --   $         --
                                            ============   ============

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

      The Company did not make a scheduled interest payment for the Notes when due on April 15, 2000 and is not currently in compliance with certain requirements of its senior secured credit agreement. Accordingly, the Notes have been included in the current portion of long-term debt on the Company's consolidated balance sheet at March 31, 2000 and December 31, 1999.

      CREDIT AGREEMENTS - On October 6, 1999, Farallon Capital Funding, LLC ("Farallon"), as agent, an affiliate thereof, as initial lender and the Company and its subsidiaries entered into a four year, senior secured credit facility with aggregate availability of $50 million, subject to a defined real estate collateralbased borrowing base (the "Credit Facility"). The $50.0 million facility is comprised of a revolving credit facility of up to $15.0 million (the "Revolver"), term loans of up to $17.0 million ("Term A Loan") and term loans of up to $18.0 million ("Term B Loans"). The Term A Loan was funded in its entirety on October 8, 1999. Under the Term A Loan and the Revolver, the Company will utilize borrowings to fund working capital requirements, and for other general corporate purposes, including, subject to certain conditions, the acquisition and construction of theaters. The Term B Loans may be used only for repurchasing the Notes, and the amount of Term B Loans will be limited to the lesser of (i) $18.0 and (ii) the amount by which the real estate collateral-based borrowing base exceeds the sum of the outstanding principal balance (including accrued interest) of the Term A Loan and the $15.0 million revolving loan commitment). Borrowings under the Credit Facility rank senior in right of payment to the Notes and are secured by a perfected first priority security interest in substantially all existing and future assets of the Company including:(i) fee interests and certain leasehold interests in real property; (ii) accounts receivable, equipment, inventory, and intangibles; and (iii) the capital stock of the Company and its subsidiaries. Borrowings bear total annual interest at 15.5% with annual interest at 12.875% due monthly and the remaining interest due with the borrowings. The Company pays an annual unused commitment fee of 0.50%.

      Farallon's obligations under the Credit Facility to advance funds at any time during the four-year term are subject to certain conditions customary in secured credit facilities, including the absence of a default under the Credit Facility. The Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness or guarantees, prepay other indebtedness, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans, or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, change the business conducted by the Company or its subsidiaries or engage in certain corporate activities. The Company is not currently in compliance with certain requirements, including its failure to make a scheduled interest payment for the Company's Notes when due on April 15, 2000. Accordingly, the total borrowings and deferred interest of approximately $25.9 million and $19.8 million under the Credit Facility have been included in the current portion of long-term debt on the Company's consolidated balance sheet at March 31, 2000 and December 31, 1999, respectively.

      On April 28, 2000, Farallon made an additional $3.9 million advance under the revolving loan commitment. Commencing April 29, 2000, loans under the Credit Facility bear annual interest at 17.5%.

5.    CAPITAL STOCK

      As of March 31, 2000 and December 31, 1999, aggregate Series A Preferred Stock dividends of $5,763,430 and $5,148,497, respectively, are in arrears. The Company also has Convertible Preferred Stock dividends in arrears of $155,040 and $79,200 as of March 31, 2000 and December 31, 1999, respectively.

6.    SEGMENTS

      The Company identifies its segments based on type of films exhibited and management responsibility. Segment profit (loss) is measured as operating profit (loss), which is defined as profit (loss) before other income (expense). Information on segments and a reconciliation to net loss for the three months ended March 31, 2000 and 1999 follows (in thousands):

                                                                        SILVER
                                                          LANDMARK      CINEMAS
                                                         (SPECIALTY   (SECOND AND
                  2000                                      FILM)      FIRST-RUN)   CONSOLIDATED
-------------------------------------------              ----------   -----------   ------------
Revenues                                                 $   15,673   $     9,079    $    24,752
Depreciation and amortization                                (1,199)         (927)        (2,126)
Asset impairment and restructuring charges                     (500)       (6,000)        (6,500)
Operating income (loss)                                         988        (8,244)   $    (7,256)
Interest expense and debt issue costs                                                     (4,177)
Interest income and other expense                                                             54
                                                                                     -----------

Net loss                                                                             $   (11,379)
                                                                                     ===========


                                                                        SILVER
                                                          LANDMARK      CINEMAS
                                                         (SPECIALTY   (SECOND AND
                  1999                                      FILM)      FIRST-RUN)   CONSOLIDATED
-------------------------------------------              ----------   -----------   ------------
Revenues                                                 $    18,333  $    10,262   $     28,595
Depreciation and amortization                                  1,156          929          2,085
Operating income (loss)                                        3,383       (1,822)  $      1,561
Interest expense and debt issue costs                                                     (2,919)
Interest income and other expense                                                            358
                                                                                    ------------

Net loss                                                                            $     (1,000)
                                                                                    ============


7.    ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

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

      Based on its continuing evaluation of recoverability of long-lived theater assets, the Company recorded a $6.5 million impairment of long-lived asset expense representing the value of assets abandoned or impaired as a result of the closing of three second run theaters (20 screens) and one specialty theater (3 screens) during the three months ended March 31, 2000 and certain similar transactions planned for future periods including the closing of 17 second run theaters (124 screens) on May 1, 2000. Impairment costs of $500,000, $1,000,000 and $5,000,000 reduced goodwill, other assets and theater properties and equipment, respectively.

8.    INCOME TAXES

      As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in the three months ended March 31, 2000 and 1999.

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

    In the three months ended through March 31, 2000, the Company opened one specialty theater with 7 screens and closed three second run theaters (20 screens) and one specialty theater (3 screens) as a result of unfavorable base renewals or individual theater performance In April 2000 the Company opened one second run theater (6 screens). In May 2000, the Company closed 15 second run and 2 first run theaters (134 screens). As of May 12, 2000, the Company's total theater and screen count is 92 and 395, respectively.

    Revenues for the three months ended March 31, 2000 declined $3.8 million, or 13.4%, to $24.8 million, as a result of decreased attendance. In the three months ended March 31, 2000, the Company incurred a net loss of $11.4 million compared with a net loss for the same period of 1999 of $1.0 million.

    The consolidated operating loss for the first three months of 2000 was $7.3 million, compared with an operating income of $1.6 million for the three months ended March 31, 1999. The loss in 2000 included noncash charges totaling $6.5 million for the impairment of value of certain theaters.

SEGMENT DATA

    A summary of the results of operations for each of the Company's principal business segments is displayed in Note 6 to the condensed consolidated financial statements.

    The Company's business operations are aligned into the following two segments: Landmark (Specialty Film) and Silver Cinemas (primarily second-run).

RESULTS OF OPERATIONS OF LANDMARK

    The following table sets forth information for the three months ended March 31, 2000 and 1999.

                                                     UNAUDITED             UNAUDITED
                                                 ------------------   ------------------
                                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                                      MARCH 31,            MARCH 31,
                                                        2000                 1999
                                                 ------------------   ------------------
Revenues:
   Admissions                                    $12,609       80.5%  $14,942       81.5%
   Concessions                                     2,774       17.7     3,203       17.5
   Other                                             290        1.8       188        1.0
                                                 -------     ------   -------     ------
           Total                                  15,673      100.0    18,333      100.0

Costs and expenses:
   Cost of operations:
      Film rentals                                 5,751       36.7     6,370       34.7
      Cost of concessions                            448        2.9       560        3.1
      Payroll and related expenses                 2,131       13.6     2,199       12.0
      Occupancy costs                              1,884       12.0     1,710        9.3
      Advertising                                    498        3.2       545        3.0
      Other theater operating costs                1,562        9.9     1,574        8.6
                                                 -------     ------   -------     ------
           Total                                  12,274       78.3    12,958       70.7

General and administrative                           712        4.5       836        4.6
Depreciation and amortization                      1,199        7.7     1,156        6.3
Asset impairment and restructuring charges           500        3.2
                                                 -------     ------   -------     ------

Operating income                                 $   988        6.3%  $ 3,383       18.4%
                                                 =======     ======   =======     ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

    Admissions Revenues. Admissions revenues decreased $2.3 million or 15.6% to $12.6 million during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The decreased admissions revenue was primarily the result of a 21.2% decrease in attendance from 2,516,487 to 1,983,216 partially offset by an increase in the average ticket price from $5.94 to $6.36. Landmark benefits from having an average ticket price that is substantially higher than the national average ticket and strong customer loyalty due to their dedication to the specialty film market.

    Concessions Revenues. Concessions revenues decreased $0.4 million or 13.4% to $2.8 million during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The decrease in concession revenue was primarily the result of a decrease in attendance.

    Film Rental Expenses. Film rental expenses as a percentage of admissions revenue increased from 42.6% to 45.6% as a result of graduated rate film mix. Landmark's film rental rates are typically below film rental rates of first-run theaters, which average in the low to mid 50% range.

    Cost of Concessions. Concession costs as a percentage of concession revenue decreased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 from 17.5% to 16.1%. The reduction is primarily attributable to concession item mix.

    Payroll and Related Expense. Payroll expense decreased from $2.2 million for the three months ended March 31, 1999 to $2.1 million for the three months ended March 31, 2000. Payroll per attendee, a key measure for staff efficiency, increased from $0.87 per attendee to $1.07 per attendee. The increase is primarily attributable to a decline in attendance and wage increases.

    Occupancy Costs. Occupancy costs increased from $1.7 million for the three months ended March 31, 1999 to $1.8 million for the three months ending March 31, 2000.

    Advertising Expenses. Advertising expenses remained flat at $0.5 million for the three months ending March 31, 2000 compared to the three months ending March 31, 1999.

    General and Administrative Expenses. General and administrative expenses decreased from $0.8 million for the three months ended March 31, 1999 to $0.7 million for the three months ended March 31, 2000.

RESULTS OF OPERATIONS OF SILVER CINEMAS

    The following table sets forth information for the three months ended March 31, 2000 and 1999.

                                                 ------------------   ------------------
                                                 THREE MONTHS ENDED   THREE MONTHS ENDED
                                                      MARCH 31,            MARCH 31,
                                                        2000                 1999
                                                 ------------------   ------------------
Revenues:
   Admissions                                    $  4,962      54.7%  $ 5,446       53.1%
   Concessions                                      3,975      43.8     4,591       44.7
   Other                                              142       1.5       225        2.2
                                                 --------    ------   -------     ------
           Total                                    9,079     100.0    10,262      100.0

Costs and expenses:
   Cost of operations:
      Film rentals                                  1,766      19.5     2,018       19.7
      Cost of concessions                             844       9.3       845        8.3
      Payroll and related expenses                  1,825      20.1     2,012       19.6
      Occupancy costs                               2,515      27.7     2,704       26.3
      Advertising                                     335       3.7       472        4.6
      Other theater operating costs                 1,844      20.3     2,060       20.0
                                                 --------    ------   -------     ------
           Total                                    9,129     100.6    10,111       98.5

General and administrative                          1,274      14.0     1,044       10.2
Depreciation and amortization                         920      10.1       929        9.1
Asset impairment and restructuring charges          6,000      66.1         0        0.0
                                                 --------    ------   -------     ------

Operating income (loss)                          $ (8,244)    (90.8)% $(1,822)     (17.8)%
                                                 ========    ======   =======     ======


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

    Admissions Revenues. Admissions revenue decreased $0.5 million or 8.9% to $5.0 million during the three months ending March 31, 2000 compared to the three months ending March 31, 1999. The decreased admission revenue was primarily the result of a 15.4% decrease in attendance from 3,372,055 to 2,853,334 partially offset by an increase in the average ticket price from $1.62 to $1.74.

    Concession Revenues. Concession revenue decreased $0.6 million or 13.4% to $4.0 million during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The decreased concession revenue was primarily the result of a decrease in attendance.

    Film Rental Expenses. Film rental expenses as a percentage of admissions revenues declined from 37.1% for the three months ended March 31, 1999 compared to 35.6% for the three months ended March 31, 2000. The decrease was primarily attributable to graduated rate film mix.

    Cost of Concessions. Concession costs as a percentage of concession revenue for the period to period comparison increased from 18.4% of concession sales to 21.2% primarily due to implementation of the Company's reduced price concession menu at additional locations.

    Payroll and Related Expenses. Payroll expense decreased from $2.0 million for the three months ended March 31, 1999 to $1.8 million for the three months ended March 31, 2000. Payroll per attendee, a key measure for staff efficiency, increased from $0.60 per attendee to $0.64 per attendee. The increase is primarily attributable to a decline in attendance.

    Occupancy Costs. Occupancy costs decreased $0.2 million to $2.5 million or 7.0% for the three months ended March 31, 2000 from $2.7 million for the three months ended March 31, 1999. The decrease in occupancy costs is primarily attributable to lower percentage rents.

    Advertising Expenses. Advertising expenses decreased $0.1 million or 29.0% from the three months ended March 31, 1999 to $0.3 million for the three months ended March 31, 2000. Advertising expenses comprised 3.7% and 4.6% of total revenues for the three months ended March 31, 2000 and 1999, respectively.

    General and Administrative Expenses. General and administrative expenses increased from $1.0 million to $1.2 million or 22.0% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

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

    During the first quarter of 2000, the Company's capital requirements were the result of the continued construction of one theater in Chicago. Such capital expenditures were financed with bank borrowings, and internally generated cash.

    The Company's operating activities provided net cash of approximately $1.5 million during the three months ended March 31, 2000. Net cash provided in operations resulted primarily from a net loss of $11.4 million, adjusted for depreciation and amortization expense of $2.7 million, asset impairment charges of $6.5 million, and an increase in accounts payable and accrued liabilities of $3.4 million.

    Cash used by investing activities was approximately $2.2 million, which consisted primarily of $4.4 million used for construction of new theaters offset by a reduction of other assets of $2.2 million.

    Cash provided by financing activities was approximately $3.5 million during the three months ended

March 31, 2000. Additional debt financing of approximately $6.0 million was offset by an increase in debt issue costs of approximately $1.0 million and a decrease in net bank overdrafts of $1.2 million.

    "Same Theater" attendance at the Company's Landmark and Silver theaters has declined by approximately 21.0% and 16.2% for the three months ending March 31, 2000 compared to the three months ended March 31, 1999. Management believes this trend is the result of several factors including the development of megaplexes in certain markets, changes in film and video release patterns, and the overall strength of the US economy. If this trend continues, the Company's ability to generate liquidity will continue to be negatively impacted.

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

    CREDIT AGREEMENT - On October 6, 1999, Farallon Capital Funding, LLC ("Farallon"), as agent, an affiliate thereof, as initial lender and the Company and its subsidiaries entered into a four year, senior secured credit facility with aggregate availability of $50 million, subject to a defined real estate collateral borrowing base (the "Credit Facility"). The $50.0 million facility is comprised of a revolving credit facility of up to $15.0 million (the "Revolver"), term loans of up to $17.0 million ("Term A Loan") and term loans of up to $18.0 million ("Term B Loans"). The Term A Loan was funded in its entirety on October 8, 1999. Under the Term A Loan and the Revolver, the Company will utilize borrowings to fund working capital requirements, and for other general corporate purposes, including, subject to certain conditions, the acquisition and construction of theaters. The Term B Loans may be used only for repurchasing the Company's senior subordinated notes, and the amount of Term B Loans will be limited to the lesser of (i) $18.0 and (ii) the amount by which the real estate collateral-based borrowing base exceeds the sum of the outstanding principal balance (including accrued interest) of the Term A Loan and the $15.0 million revolving loan commitment). At May 12, 2000, the Company's borrowings under the Revolver totaled $12.4 million. Borrowings under the Credit Facility rank senior in right of payment to the Notes and is secured by a perfected first priority security interest in substantially all existing and future assets of the Company including:(i) fee interests and certain leasehold interests in real property;
(ii) accounts receivable, equipment, inventory, and intangibles; and (iii) the capital stock of the Company and its subsidiaries.

    Farallon's obligations under the Credit Facility to advance funds at any time during the four-year term are subject to certain conditions customary in secured credit facilities, including the absence of a default under the Credit Facility. The Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness or guarantees, prepay other indebtedness, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans, or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, change the business conducted by the Company or its subsidiaries or engage in certain corporate activities. The Company is not currently in compliance with certain requirements, including its failure to make a scheduled interest payment for the Company's senior subordinated notes when due on April 15, 2000 and its receipt of a report from its independent auditors for the year ended December 31, 1999 containing an explanatory paragraph that explains an uncertainty as to the Company's ability to continue as a going concern and has not obtained a waiver from Farallon.

    On April 28, 2000, Farallon made an additional $3.9 million advance under the revolving loan commitment. Commencing April 29, 2000, loans under the Credit Facility bear annual interest at 17.5%.

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

    As of March 31, 2000, the Company had $5,763,430 and $155,040 of Series A Preferred Stock and Convertible Preferred Stock dividends in arrears.

INFLATION

    Inflation has not had a significant impact on the Company's operations to date.

SEASONALITY

    The Company's quarterly results of operations tend to be affected by film release patterns by producers and distributors, and the commercial success of films. In the past the year-end holiday season and the summer resulted in higher-than-average quarterly revenues for the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company does not have any derivative financial instruments in place as of March 31, 2000.

           The following table presents the carrying and fair value at March 31, 2000 of the Company's senior subordinated debt along with its interest rates. Fair value is determined as the quoted price of the financial instrument.

                  EXPECTED
                  MATURITY

                    DATE                  2005             TOTAL          FAIR VALUE
             Fixed Rate Debt           $99,580,000     $99,580,000        25,392,900
             Interest Rate     10.5%


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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           The Company did not make scheduled senior subordinated notes interest payments of approximately $5.0 million when due on April 15, 2000 and is not currently in compliance with certain requirements of its senior secured credit agreement.

           The senior subordinated notes include a restrictive covenant relative to the payment of dividends. As of March 31, 2000, aggregate Series A Preferred Stock and convertible preferred stock dividends of $5,763,430 and $155,040 are in arrears.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

           There have been no matters submitted to a vote of the holders of securities of the Company since the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

                   None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SILVER CINEMAS INTERNATIONAL, INC.

                                           By       /s/ LARRY D. HOHL
                                              ------------------------------
                                                        Larry D. Hohl
                                                  Chief Executive Officer
                                                       and President

                               INDEX TO EXHIBITS


                        EXHIBIT
                          NO.                          DESCRIPTION
                        -------                        -----------
                         27.1                    Financial Data Schedule.