Form 10-Q
period 2000-06-30
SILVER CINEMAS INTERNATIONAL INC
filed 2000-08-14
CIK 1063326

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                                                                           June 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                           to

Commission file number                                                                                        000-____

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

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 142,046 shares of common stock as of August 11, 2000

                                      INDEX

                                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balanced Sheets as of June 30, 2000 (unaudited)
               and December 31, 1999                                                                                3

          Condensed Consolidated Statements of Operations (unaudited) for the
               three and six months ended June 30, 2000 and 1999                                                    4

          Condensed Consolidated Statements of Cash Flows (unaudited) for the
               six months ended June 30, 2000 and 1999                                                              5

          Notes to Condensed Consolidated Financial Statements (unaudited)                                          6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                                    12

Item 3.   Quantitative and Qualitative  Disclosures About Market Risk                                              21

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                        21

Item 2.   Changes in Securities and Use of Proceeds                                                                21

Item 3.   Defaults Upon Senior Securities                                                                          21

Item 4.   Submission of Matters to a Vote of Security Holders                                                      21

Item 5.   Other Information                                                                                        21

Item 6.   Exhibits and Reports on Form 8-K                                                                         22

Signatures                                                                                                         23

                         PART I - FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          JUNE 30,       DECEMBER 31,
ASSETS                                                                                      2000             1999
                                                                                         (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                            $   1,968,587    $          --
   Inventories                                                                                393,997          543,656
   Receivables                                                                                864,667        1,025,754
   Prepaid rent and other                                                                   3,073,467        2,080,460
                                                                                        -------------    -------------

           Total current assets                                                             6,300,718        3,649,870

THEATER PROPERTIES AND EQUIPMENT, Net                                                      65,728,712       67,088,707

GOODWILL - Net                                                                             44,104,488       46,930,594

OTHER ASSETS - Net                                                                          7,289,317       16,592,799
                                                                                        -------------    -------------

TOTAL                                                                                   $ 123,423,235    $ 134,261,970
                                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE
   CURRENT LIABILITIES:
      Current portion of long-term debt                                                 $  31,992,658    $ 119,465,800
      Current portion of capital lease obligations                                            341,500          384,398
      Net overdrafts of cash accounts                                                                        1,243,160
      Accounts payable                                                                        916,635        2,393,909
      Accrued film rentals                                                                  1,371,088        2,602,415
      Accrued payrolls                                                                        426,856        1,443,154
      Accrued property taxes and other liabilities                                            133,599        4,023,284
      Accrued interest                                                                        292,814        2,198,500
                                                                                        -------------    -------------

           Total current liabilities                                                       35,475,150      133,754,620

   CAPITAL LEASE OBLIGATIONS, less current obligations                                      3,952,866        4,029,900

   OTHER LONG-TERM OBLIGATIONS                                                                               1,469,019

LIABILITIES SUBJECT TO COMPROMISE                                                         111,798,437

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Series preferred stock, 100,000 shares authorized, no shares issued Series A preferred stock, $.01 par value, 400,000 shares authorized,
      358,050 and 358,470 shares issued and outstanding at June 30, 2000
      and December 31, 1999                                                                35,805,036       35,847,036
   Convertible preferred stock, $.01 par value, 5,000 shares authorized, 3,000 shares
      issued and outstanding                                                                  300,000          300,000
   Common stock, $.01 par value; 500,000 shares authorized, 142,046 and
      145,144 shares issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively                                                           1,420            1,451
   Additional paid-in capital                                                                 142,162          142,162
   Stockholder notes receivable                                                               (51,780)         (51,780)
   Deferred compensation                                                                     (187,442)        (262,470)
   Accumulated deficit                                                                    (63,812,614)     (40,967,968)
                                                                                        -------------    -------------

           Total stockholders' deficiency                                                 (27,803,218)      (4,991,569)
                                                                                        -------------    -------------

TOTAL                                                                                   $ 123,423,235    $ 134,261,970
                                                                                        =============    =============

See accompanying notes to condensed consolidated financial statements.

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         June 30,                        June 30,
                                               ------------------------------------------------------------
                                                   2000            1999            2000            1999
REVENUES:
   Admissions                                  $ 14,741,838    $ 15,532,997    $ 32,312,793    $ 35,921,266
   Concessions                                    5,830,017       6,675,032      12,579,939      14,468,582
   Other                                            249,966         418,858         680,603         832,120
                                               ------------    ------------    ------------    ------------

           Total                                 20,821,821      22,626,887      45,573,335      51,221,968

COSTS AND EXPENSES:
   Costs of operations:
      Film rentals                                6,301,062       7,150,756      13,818,027      15,538,737
      Concessions supplies                          937,662       1,278,739       2,229,661       2,683,683
      Salaries and wages                          3,827,175       4,184,099       7,783,840       8,394,995
      Occupancy costs                             3,832,712       4,452,459       8,230,993       8,866,306
      Advertising                                   703,767         725,424       1,536,907       1,742,155
      Utilities and other                         2,893,775       4,386,167       6,299,521       8,020,579
   General and administrative expenses            2,665,105       1,769,314       4,643,463       3,649,921
   Depreciation and amortization                  2,117,870       2,062,910       4,243,873       4,147,517
   Reorganization charges                           336,796                         336,796
   Asset impairment charges                         987,996                       7,487,996
                                               ------------    ------------    ------------    ------------

           Total                                 24,603,920      26,009,868      56,611,077      53,043,893
                                               ------------    ------------    ------------    ------------

OPERATING LOSS                                   (3,782,099)     (3,382,981)    (11,037,742)     (1,821,925)

OTHER INCOME (EXPENSE):
   Interest expense                              (2,142,445)     (2,751,737)     (5,778,252)     (5,505,358)
   Amortization of debt issue costs                (125,000)       (143,757)       (666,031)       (309,504)
   Interest income and other expense, net           167,762          (1,478)        220,987          91,589
   Gain on sale of theater                                          108,808                         373,973
                                               ------------    ------------    ------------    ------------

           Total                                 (2,099,683)     (2,788,164)     (6,223,296)     (5,349,300)
                                               ------------    ------------    ------------    ------------

LOSS BEFORE EXTRAORDINARY ITEM                   (5,881,782)     (6,171,145)    (17,261,038)     (7,171,225)

EXTRAORDINARY ITEM - Loss on debt retirement     (5,583,608)                     (5,583,608)
                                               ------------    ------------    ------------    ------------


NET LOSS                                        (11,465,390)     (6,171,145)    (22,844,646)     (7,171,225)

PREFERRED STOCK DIVIDENDS                          (804,535)       (588,070)     (1,495,308)     (1,169,525)
                                               ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON STOCK            $(12,269,925)   $ (6,759,215)   $(24,339,954)   $ (8,340,750)
                                               ============    ============    ============    ============

SILVER CINEMAS INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           -------------------------
                                                               2000          1999
OPERATING ACTIVITIES:
   Net loss                                              $(22,844,646)  $(7,171,225)
   Noncash items in net loss:
      Depreciation and amortization                         4,242,873     4,457,021
      Straight-line rent adjustment                           108,603       122,322
      Gain on sale of theater                                      --      (373,973)
      Amortization of long-term liabilities                   666,031      (108,238)
      Capitalized interest                                         --       (22,085)
      Asset impairment charges                              7,487,996
      Extraordinary item                                    5,583,608
Reorganization Charges                                        336,796
Cash from (used for) working capital:
      Receivables and other                                  (682,261)       360,958
      Accounts payable                                     (1,477,276)     1,485,180
      Accrued liabilities                                   2,477,019       (867,167)
                                                           -----------   -----------

           Net cash from operating activities              (4,100,257)    (2,117,207)
                                                           -----------   -----------

INVESTING ACTIVITIES:
   Acquisitions of theater properties and equipment                 --      (802,816)
   Sale of theater                                                  --     3,552,395
   Additions to theater properties and equipment            (6,723,924)   (4,013,282)
   Decrease (increase) in other assets                       3,136,125     2,254,982
                                                           -----------   -----------

           Net cash used for investing activities           (3,587,799)      991,279
                                                           -----------   -----------
FINANCING ACTIVITIES:
   Decrease in bank overdraft                               (1,243,160)
   Proceeds from the issuance of debt                       52,626,542
   Payments of debt and capital leases                     (40,736,211)     (259,360)
   Payments on long-term liabilities                                --       (64,733)
   Increase in debt issue costs                               (948,497)     (152,636)
   Issuance (repurchase) of capital stock                      (42,031)         (650)
                                                           -----------   -----------

           Net cash from (used for) financing activities     9,656,643      (477,379)
                                                           -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,968,587    (1,603,307)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                              --     2,880,955
                                                           -----------   -----------

   End of period                                           $ 1,968,587   $ 1,277,648
                                                           ===========   ===========

SUPPLEMENTAL INFORMATION -
   Stock issued for notes receivable                       $        --   $        --
                                                           ===========   ===========

   Cash paid for interest                                  $ 6,358,875   $ 5,521,857
                                                           ===========   ===========

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

      UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included. Results of operations for the periods presented herein are not necessarily indicative of results of operations for any subsequent quarter or the year ending December 31, 2000.

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

      BANKRUPTCY FILING - On May 16, 2000 (the "Petition Date"), the Company filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Court"). The Company is currently operating as debtor-in-possession under the supervision of the Court. Under these proceedings, substantially all liabilities, litigation and claims against the Company in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Court. With final orders received June 14, 2000, the Court has authorized the Company to enter into debtor-in-possession ("DIP") financing which will provide financing of up to $50.0 million. As of June 30, 2000, the Company has drawn approximately $32.0 million of these proceeds. The Company is working toward the preparation of a plan of reorganization. Under Chapter 11, the Company has until September 13, 2000 (120 days from Petition
      Date), to exercise their exclusive right to file a reorganization plan. The Company is planning to file a motion to extend the exclusivity period.

      These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the Company will realize the carrying value of its assets, and satisfy its obligations and commitments except as otherwise disclosed, in the normal course of business. However, these filings and the circumstances relating to this event raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, the Company's ability to continue as a going concern is dependent upon, among other things, the ability to formulate a plan of reorganization that will be confirmed by the Court, maintain DIP financing, achieve profitable operations and generate sufficient cash from operations and financing sources to meet obligations.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, income and expenses and disclosure of contingencies. Actual results could differ from the estimates and judgements made in preparing these financial statements which include assumptions made concerning the acceptance of a plan of reorganization.

      The Company's financial statements as of June 30, 2000, have been presented in conformity with the AICPA's Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires that pre-petition liabilities that are subject to compromise be segregated in the

      Company's consolidated balance sheet as liabilities subject to compromise and the identification of all transactions and events that are directly associated with the reorganization of the Company in the consolidated statement of operations. The liabilities are recorded at the amounts expected to be allowed as claims by the Court, rather than the amounts for which those allowed claims may ultimately be settled.

2.    THEATER PROPERTIES AND EQUIPMENT

      The following is a summary of theater properties and equipment:

                                                   JUNE 30,       DECEMBER 31,
                                                     2000             1999
                                                  (UNAUDITED)
Land                                             $  1,513,200    $  1,513,200
Buildings                                           9,740,478       9,744,723
Leasehold interests and improvements               35,876,818      32,356,325
Theater furniture and equipments                   23,790,966      26,415,686
Theaters under construction                         6,949,272       6,311,538
                                                 ------------    ------------
           Total                                   77,870,734      76,341,472
Less accumulated depreciation and amortization    (12,142,022)     (9,252,765)
                                                 ------------    ------------

Theater properties and equipment - net           $ 65,728,712    $ 67,088,707
                                                 ============    ============

3.    OTHER ASSETS

      The following is a summary of other assets:

                                                   JUNE 30,      DECEMBER 31,
                                                     2000            1999
                                                  (UNAUDITED)
Noncompete agreements                            $  2,026,400    $  2,026,400
Debt issue costs                                    5,651,708      11,752,807
                                                 ------------    ------------
      Total                                         7,678,108      13,779,207
Less accumulated amortization                      (2,801,006)     (2,765,483)
                                                 ------------    ------------
Net                                                 4,877,102      11,013,724
Employee notes receivable                             128,189         128,189
Equipment, lease and other deposits                 2,284,026       5,450,886
                                                 ------------    ------------

Total                                            $  7,289,317    $ 16,592,799
                                                 ============    ============

4.    DEBT

      The following is a summary of debt:

                                                      JUNE 30,     DECEMBER 31,
                                                        2000           1999
                                                     (UNAUDITED)
10 1/2% Senior subordinated notes                   $ 99,580,000   $ 99,580,000
Prior Credit Agreement:
   Term A                                                            17,104,335
   Term B                                                               168,184
   Revolver                                                           2,503,281
Debtor-in-Possession:
   Revolver                                           31,018,031
   Construction loan                                     974,627
Other                                                                   110,000
                                                    ------------   ------------
Total long-term debt                                 131,572,658    119,465,800
Less current portion                                  31,992,658    119,465,800
Less portion in liabilities subject to compromise     99,580,000
                                                    ------------   ------------

Long-term debt, less current portion                $         --   $         --
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

      The Company did not make a scheduled interest payment for the Notes when due on April 15, 2000 and is not currently in compliance with certain requirements of its senior secured credit agreement. Accordingly, the Notes were included in the current portion of long-term debt on the Company's consolidated balance sheet at December 31, 1999. The Notes are included in liabilities subject to compromise at June 30, 2000 (See Note
      5).

      PRIOR CREDIT AGREEMENT - On October 6, 1999, the Company entered into a four year, senior secured credit facility with aggregate availability of $50 million, subject to a defined real estate collateral based borrowing base (the "Prior Credit Facility"). The $50.0 million facility was comprised of a revolving credit facility of up to $15.0 million (the "Revolver"), term loans of up to $17.0 million ("Term A Loan") and term loans of up to $18.0 million ("Term B Loans"). The Term A Loan was funded in its entirety on October 8, 1999. Under the Term A Loan and the Revolver, the Company utilized borrowings to fund working capital requirements, and for other general corporate purposes, including, subject to certain conditions, the acquisition and construction of theaters. The Term B Loans could be used only for repurchasing the Notes, and the amount of Term B Loans was limited to the lesser of (i) $18.0 and (ii) the amount by which the real estate collateral-based borrowing base exceeds the sum of the outstanding principal balance (including accrued interest) of the Term A Loan and the $15.0 million revolving loan commitment). Borrowings under the Prior Credit Facility ranked senior in right of payment to the Notes and were secured by a perfected first priority security interest in substantially all existing and future assets of the Company including: (i) fee interests and certain leasehold interests in real property; (ii) accounts receivable, equipment, inventory, and intangibles; and (iii) the capital stock of the Company and its subsidiaries. Borrowings bore total annual interest at 15.5% with annual interest at 12.875% due monthly and the remaining interest due with the borrowings. The Company paid an annual unused commitment fee of 0.50%.

      Obligations under the Prior Credit Facility to advance funds at any time during the four-year term were subject to certain conditions customary in secured credit facilities, including the absence of a default under the Prior Credit Facility. The Prior Credit Facility contained a number of covenants that, among other things, restricted the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness or guarantees, prepay other indebtedness, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans, or advances, make acquisitions, engage in mergers or consolidations, make capital expenditures, change the business conducted by the Company or its subsidiaries or engage in certain corporate activities. The Company was not in compliance with certain requirements, including its failure to make a scheduled interest payment for the Company's Notes when due on April 15, 2000. Accordingly, the total borrowings and deferred interest of approximately $19.8 million under the Prior Credit Facility was included in the current portion of long-term debt on the Company's consolidated balance sheet at December 31, 1999.

      Additional advances of approximately $12.4 million were made under the revolving loan commitment through June 2, 2000, at which time all amounts owed were paid. Commencing April 29, 2000, loans under the Prior Credit Facility bore annual interest at 17.5%.

      DEBTOR-IN-POSSESSION FACILITY - On June 2, 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") which provides up to $50.0 million (including $15.0 million for construction of certain new theaters) in DIP financing. Borrowings under the Loan Agreement bear interest at prime plus 4.0%, are limited by defined theater level cash flows and revenues and are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain financial levels such as defined earnings before interest, taxes, depreciation and amortization ("EBITDA") and limitations on issuance of additional indebtedness, capital expenditures, asset sales and payment of dividends. The Company is not in compliance with certain requirements, including its failure to achieve required EBITDA levels. The Loan Agreement terminates upon the earlier of December 2, 2001, the termination of the financing order entered by the Court on May 17, 2000, or the date the Court confirms a plan of reorganization.

      Proceeds from the Loan Agreement were used to repay all borrowings under the Prior Credit Facility. As a result, the Company recognized an extraordinary loss of approximately $5.6 million associated with the Prior Credit Facility's unamortized debt issue costs.

5.    LIABILITIES SUBJECT TO COMPROMISE

      The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on bankruptcy court action, further developments with respect to disputed claims, determination as to the value of any collateral securing claims, or other events.

                                       JUNE 30,
                                         2000
Accounts payable                    $  1,148,434
Accrued film rentals                     941,545
Accrued interest                       6,426,649
Other accrued expenses                 2,277,161
10 1/2% Senior subordinated notes     99,580,000
Other long-term obligations            1,424,648
                                    ------------
                                    $111,798,437
                                    ============

      As a result of the bankruptcy filing, no principal or interest payments will be made on any pre-petition debt without bankruptcy court approval or until the effective date of a bankruptcy plan. Contractual interest expense not recorded on the outstanding 10 1/2% senior subordinated notes totaled approximately $1.3 million for the period from May 16, 2000 through June 30, 2000.

      Prior to the bankruptcy filing, the Company's debt included $99.6 million of the outstanding 10 1/2% senior subordinated notes due in April 2005 plus accrued interest of $6.4 million. Interest on these notes is payable semiannually in arrears on April 15 and October 15 of each year. The Company was in default of the terms of this obligation due to the Company's failure to make the April 15, 2000 interest payment.

6.    CAPITAL STOCK

      As of June 30, 2000 and December 31, 1999, aggregate Series A Preferred Stock dividends of $6,386,957 and $5,148,497, respectively, are in arrears. The Company also has Convertible Preferred Stock dividends in arrears of $246,048 and $79,200 as of June 30, 2000 and December 31, 1999, respectively.

7.    SEGMENTS

      The Company identifies its segments based on type of films exhibited and management responsibility. Segment profit (loss) is measured as operating profit (loss), which is defined as profit (loss) before other income (expense). Information on segments and a reconciliation to net loss for the three months and six months ended June 30, 2000 and 1999 follows (in thousands):

                                              THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                JUNE 30, 2000                                  JUNE 30, 2000
                                 --------------------------------------------    -------------------------------------------
                                                   SILVER                                         SILVER
                                   LANDMARK        CINEMAS                         LANDMARK       CINEMAS
                                  (SPECIALTY     (SECOND AND                      (SPECIALTY    (SECOND AND
                                     FILM)        FIRST-RUN)     CONSOLIDATED        FILM)       FIRST-RUN)     CONSOLIDATED
Revenues                         $     13,256    $      7,565    $     20,821    $     28,929   $     16,644    $     45,573
Depreciation and
   amortization                         1,200             916           2,118           2,399          1,836           4,244
Reorganization charges                                    337             337                            337             337
Asset impairment charges                  386             602             988             886          6,602           7,488
Operating income (loss)                  (310)         (3,410)   $     (3,782)            678        (11,654)   $    (11,038)
Interest expense and
   debt issue costs                                                    (2,267)                                        (6,444)
Interest income and
   other expense                                                          167                                            221
                                                                 ------------                                   ------------

Loss before extraordinary item                                   $     (5,882)                                  $    (17,261)
                                                                 ============                                   ============

                                      THREE MONTHS ENDED                              SIX MONTHS ENDED
                                         JUNE 30, 1999                                  JUNE 30, 1999
                          --------------------------------------------    -------------------------------------------
                                            SILVER                                         SILVER
                            LANDMARK        CINEMAS                        LANDMARK        CINEMAS
                           (SPECIALTY     (SECOND AND                     (SPECIALTY     (SECOND AND
                              FILM)        FIRST-RUN)     CONSOLIDATED       FILM)        FIRST-RUN)     CONSOLIDATED
Revenues                  $     13,034    $      9,593    $     22,627    $     31,367   $     19,855    $     51,222
Depreciation and
   amortization                  1,167             896           2,063           2,323          1,825           4,148
Operating income (loss)           (676)         (2,707)   $     (3,383)          2,707         (4,529)   $     (1,822)
Interest expense and
   debt issue costs                                             (2,896)                                        (5,815)
Interest income and
   other expense                                                    (1)                                            92
Gain on sale of theater                                            109                                            374
                                                          ------------                                   ------------

Net loss                                                  $     (6,171)                                  $     (7,171)
                                                          ============                                   ============

8.    ASSET IMPAIRMENT AND REORGANIZATION CHARGES

      Based on its continuing evaluation of recoverability of long-lived theater assets, the Company recorded $1.0 million and $6.5 million impairment of long-lived asset charges in June and March 2000, respectively, representing the value of assets abandoned or impaired as a result of the closing of three second run theaters (20 screens) and one specialty theater (3 screens) and the closing of 17 second run theaters (124 screens) on May 1, 2000.

      Reorganization charges resulting from the Company's reorganization filings incurred during the three months ended June 30, 2000 are as follows (in thousands):

Professional fees                               $256
Costs associated with unit closings and other     81
                                                ----

Total                                           $337
                                                ====

9.    INCOME TAXES

      As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in the three or six months ended June 30, 2000 and 1999. The amount of net operating losses carryforwards available for future use may be subject to reduction as a result of the expected plan of reorganization.

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

    In the six months ended June 30, 2000, the Company opened one specialty theater with 7 screens and closed 18 second run theaters, two first run theaters and one specialty theater as a result of unfavorable base renewals or individual theater performance. In April 2000 the Company opened one second run theater (6 screens). As of August 11, 2000, the Company's total theater and screen count is 83 and 382, respectively.

    Revenues for the six months ended June 30, 2000 declined $5.6 million, or 11.0%, to $45.6 million, as a result of decreased attendance. In the six months ended June 30, 2000, the Company incurred a net loss of $22.8 million compared with a net loss for the same period of 1999 of $7.2 million.

    The consolidated operating loss for the first six months of 2000 was $11.0 million, compared with an operating loss of $1.8 million for the six months ended June 30, 1999. The loss in 2000 included noncash charges totaling $7.5 million for the impairment of value of certain theaters and reorganization costs of $337,000.

SEGMENT DATA

    A summary of the results of operations for each of the Company's principal business segments is displayed in Note 7 to the condensed consolidated financial statements.

    The Company's business operations are aligned into the following two segments: Landmark (Specialty Film) and Silver Cinemas (primarily second-run).

RESULTS OF OPERATIONS OF LANDMARK

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

    The following table sets forth information for the three months ended June 30, 2000 and 1999 for Landmark.

                                             UNAUDITED                    UNAUDITED
                                      ------------------------     ------------------------
                                         THREE MONTHS ENDED           THREE MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                                2000                         1999
                                      ------------------------     ------------------------
Revenues:
   Admissions                         $   10,605          80.0%    $   10,433          80.0%
   Concessions                             2,416          18.2          2,315          17.8
   Other                                     235           1.8            286           2.2
                                      ----------    ----------     ----------    ----------
           Total                          13,256         100.0         13,034         100.0

Costs and expenses:
   Cost of operations:
      Film rentals                         4,703          35.5          5,157          39.6
      Cost of concessions                    330           2.5            404           3.1
      Payroll and related expenses         2,286          17.2          2,126          16.3
      Occupancy costs                      2,082          15.7          1,763          13.5
      Advertising                            364           2.7            430           3.3
      Other theater operating costs        1,429          10.8          1,883          14.4
                                      ----------    ----------     ----------    ----------
           Total                          11,194          84.4         11,763          90.2

General and administrative                   786           5.9            780           6.0
Depreciation and amortization              1,200           9.1          1,167           9.0
Asset impairment charges                     386           2.9
                                      ----------    ----------     ----------    ----------

Operating loss                        $     (310)         (2.3)%   $     (676)         (5.2)%
                                      ==========    ==========     ==========    ==========

    Admissions Revenues. Admissions revenues increased $0.2 million or 1.6% to $10.6 million during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increased admissions revenue was primarily the result of a 6.6% decrease in attendance from 1,776,000 to 1,659,000 offset by an increase in the average ticket price from $5.87 to $6.39. Landmark benefits from having an average ticket price that is substantially higher than the national average ticket and strong customer loyalty due to their dedication to the specialty film market.

    Concessions Revenues. Concessions revenues increased $0.1 million or 4.4% to $2.4 million during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in concession revenue was primarily the result of concession price increases.

    Film Rental Expenses. Film rental expenses as a percentage of admissions revenue decreased from 49.4% to 44.3% as a result of graduated rate film mix. Landmark's film rental rates are typically below film rental rates of first-run theaters, which average in the low to mid 50% range.

    Cost of Concessions. Concession costs as a percentage of concession revenue decreased for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 from 17.5% to 13.7%. The reduction is primarily attributable to concession item mix.

    Payroll and Related Expense. Payroll expense increased from $2.1 million for the three months ended June 30, 1999 to $2.3 million for the three months ended June 30, 2000. Payroll per attendee increased from $1.20 per attendee to $1.38 per attendee. The increase is primarily attributable to a decline in attendance and wage increases.

    Occupancy Costs. Occupancy costs increased from $1.8 million for the three months ended June 30, 1999 to $2.1 million for the three months ending June 30, 2000 due to the opening of a new theater in early 2000.

    Advertising Expenses. Advertising expenses remained flat at $0.4 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

    General and Administrative Expenses. General and administrative expenses remained flat at $0.8 million for the three months ended June 30, 2000 and the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

The following table sets forth information for the six months ended June 30, 2000 and 1999 for Landmark:

                                             UNAUDITED                 UNAUDITED
                                      -----------------------   -----------------------
                                         SIX MONTHS ENDED          SIX MONTHS ENDED
                                             JUNE 30,                  JUNE 30,
                                               2000                      1999
                                      -----------------------   -----------------------
Revenues:
   Admissions                         $   23,214         80.3%  $   25,375         81.0%
   Concessions                             5,190         17.9        5,518         17.6
   Other                                     525          1.8          474          1.4
                                      ----------   ----------   ----------   ----------
           Total                          28,929        100.0       31,367        100.0

Costs and expenses:
   Cost of operations:
      Film rentals                        10,454         36.1       11,527         36.8
      Cost of concessions                    778          2.7          964          3.1
      Payroll and related expenses         4,417         15.3        4,324         13.8
      Occupancy costs                      3,966         13.7        3,473         11.1
      Advertising                            862          3.0          975          3.1
      Other theater operating costs        2,991         10.3        3,458         11.0
                                      ----------   ----------   ----------   ----------
           Total                          23,468         81.1       24,721         78.9

General and administrative                 1,498          5.2        1,616          5.0
Depreciation and amortization              2,399          8.3        2,323          7.4
Asset impairment charges                     886          3.1
                                      ----------   ----------   ----------   ----------

Operating income                      $      678          2.3%  $    2,707          8.7%
                                      ==========   ==========   ==========   ==========

    Admissions Revenues. Admissions revenues decreased $2.2 million or 8.5% to $23.2 million during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The decreased admissions revenue was primarily the result of a 15.2% decrease in attendance from 4,293,000 to 3,642,000 partially offset by an increase in the average ticket price from $5.91 to $6.38. Landmark benefits from having an average ticket price that is substantially higher than the national average ticket and strong customer loyalty due to their dedication to the specialty film market.

    Concessions Revenues. Concessions revenues decreased $0.3 million or 5.9% to $5.2 million during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The decrease in concession revenue was primarily the result of a decrease in attendance.

    Film Rental Expenses. Film rental expenses as a percentage of admissions revenue remained relatively stable at about 45% for both the six months ended June 30, 1999 and June 30, 2000. Landmark's film rental rates are typically below film rental rates of first-run theaters, which average in the low to mid 50% range.

    Cost of Concessions. Concession costs as a percentage of concession revenue decreased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 from 17.5% to 15.0%. The reduction is primarily attributable to concession item mix.

    Payroll and Related Expense. Payroll expense increased from $4.3 million for the six months ended June 30, 1999 to $4.4 million for the six months ended June 30, 2000. Payroll per attendee increased from $1.01 per attendee to $1.21 per attendee. The increase is primarily attributable to a decline in attendance and wage increases.

    Occupancy Costs. Occupancy costs increased from $3.5 million for the six months ended June 30, 1999 to $4.0 million for the six months ending June 30, 2000 due to the opening of a new theater in early 2000.

    Advertising Expenses. Advertising expenses decreased from $1.0 million for the six months ended June 30, 1999 to $0.9 million for the six months ended June 30, 2000.

    General and Administrative Expenses. General and administrative expenses decreased from $1.6 million for the six months ended June 30, 1999 to $1.5 million for the three months ended June 30, 2000.

RESULTS OF OPERATIONS OF SILVER CINEMAS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

    The following table sets forth information for the three months ended June 30, 2000 and 1999 for Silver Cinemas:

                                      ------------------------     ------------------------
                                          THREE MONTHS ENDED          THREE MONTHS ENDED
                                               JUNE 30,                    JUNE 30,
                                                 2000                        1999
                                      ------------------------     ------------------------
Revenues:
   Admissions                         $    4,137          54.7%    $    5,100          53.2%
   Concessions                             3,415          45.1          4,360          45.4
   Other                                      13           0.2            133           1.4
                                      ----------    ----------     ----------    ----------
           Total                           7,565         100.0          9,593         100.0

Costs and expenses:
   Cost of operations:
      Film rentals                         1,598          21.1          1,994          20.8
      Cost of concessions                    607           8.0            874           9.1
      Payroll and related expenses         1,542          20.4          2,059          21.5
      Occupancy costs                      1,750          23.1          2,688          28.0
      Advertising                            340           4.5            295           3.1
      Other theater operating costs        1,465          19.4          2,503          26.1
                                      ----------    ----------     ----------    ----------
           Total                           7,302          96.5         10,413         108.6

General and administrative                 1,818          24.0            991          10.3
Depreciation and amortization                916          12.1            896           9.3
Reorganization charges                       337           4.4
Asset impairment charges                     602           8.0
                                      ----------    ----------     ----------    ----------

Operating loss                        $   (3,410)        (45.0)%   $   (2,707)        (28.2)%
                                      ==========    ==========     ==========    ==========

    Admissions Revenues. Admissions revenue decreased $1.0 million or 18.9% to $4.1 million during the three months ending June 30, 2000 compared to the three months ending June 30, 1999. The decreased admission revenue was primarily the result of a 31.3% decrease in attendance (due to theater closings) from 3,225,000 to 2,316,000 partially offset by an increase in the average ticket price from $1.58 to $1.79.

    Concession Revenues. Concession revenue decreased $0.9 million or 21.7% to $3.4 million during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The decreased concession revenue was primarily the result of a decrease in attendance due to theater closings.

    Film Rental Expenses. Film rental expenses as a percentage of admissions revenues declined from 39.1% for the three months ended June 30, 1999 compared to 38.6% for the three months ended June 30, 2000. The decrease was primarily attributable to graduated rate film mix.

    Cost of Concessions. Concession costs as a percentage of concession revenue for the period to period comparison decreased from 20.0% of concession sales to 17.8% primarily due to cost control efforts.

    Payroll and Related Expenses. Payroll expense decreased from $2.1 million for the three months ended June 30, 1999 to $1.5 million for the three months ended June 30, 2000, due to theater closings. Payroll per attendee increased from $0.64 per attendee to $0.67 per attendee. The increase is primarily attributable to a decline in attendance.

    Occupancy Costs. Occupancy costs decreased $0.9 million to $1.8 million or 34.9% for the three months ended June 30, 2000 from $2.7 million for the three months ended June 30, 1999. The decrease in occupancy costs is primarily attributable to theater closings and lower percentage rents.

    Advertising Expenses. Advertising expenses were stable at $0.3 million for the three months ended June 30, 1999 and the three months ended June 30, 2000. Advertising expenses comprised 4.5% and 3.1% of total revenues for the three months ended June 30, 2000 and 1999, respectively.

    General and Administrative Expenses. General and administrative expenses increased from $1.0 million to $1.8 million or 84.4% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

    The following table sets forth information for the six months ended June 30, 2000 and 1999 for Silver Cinemas:

                                      ------------------------     ------------------------
                                          SIX MONTHS ENDED             SIX MONTHS ENDED
                                              JUNE 30,                     JUNE 30,
                                                2000                         1999
                                      ------------------------     ------------------------
Revenues:
   Admissions                         $    9,099          54.7%    $   10,547          53.1%
   Concessions                             7,390          44.4          8,950          45.1
   Other                                     155           0.9            358           1.8
                                      ----------    ----------     ----------    ----------
           Total                          16,644         100.0         19,855         100.0

Costs and expenses:
   Cost of operations:
      Film rentals                         3,364          20.2          4,011          20.2
      Cost of concessions                  1,451           8.7          1,720           8.6
      Payroll and related expenses         3,367          20.2          4,071          20.5
      Occupancy costs                      4,265          25.6          5,393          27.1
      Advertising                            675           4.1            767           3.9
      Other theater operating costs        3,309          19.9          4,563          23.0
                                      ----------    ----------     ----------    ----------
           Total                          16,431          98.7         20,525         103.3

General and administrative                 3,092          18.6          2,034          10.2
Depreciation and amortization              1,836          11.0          1,825           9.2
Reorganization charges                       337           2.0
Asset impairment charges                   6,602          39.7
                                      ----------    ----------     ----------    ----------

Operating loss                        $  (11,654)        (70.0)%   $   (4,529)        (22.7)%
                                      ==========    ==========     ==========    ==========

    Admissions Revenues. Admissions revenue decreased $1.4 million or 13.7% to $9.1 million during the six months ending June 30, 2000 compared to the six months ending June 30, 1999. The decreased admission revenue was primarily the result of a 21.3% decrease in attendance (due to theatre closings) from 6,566,000 to 5,169,000 partially offset by an increase in the average ticket price from $1.60 to $1.77.

    Concession Revenues. Concession revenue decreased $1.6 million or 17.4% to $7.4 million during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The decreased concession revenue was primarily the result of a decrease in attendance due to theatre closings.

    Film Rental Expenses. Film rental expenses as a percentage of admissions revenues declined from 38.0% for the six months ended June 30, 1999 compared to 37.0% for the six months ended June 30, 2000. The decrease was primarily attributable to graduated rate film mix.

    Cost of Concessions. Concession costs as a percentage of concession revenue for the period to period comparison increased from 19.2% of concession sales to 19.6% primarily due to implementation of the Company's reduced price concession menu at additional locations.

    Payroll and Related Expenses. Payroll expense decreased from $4.1 million for the six months ended June 30, 1999 to $3.4 million for the six months ended June 30, 2000. Payroll per attendee increased from $0.62 per attendee to $0.65 per attendee. The increase is primarily attributable to a decline in attendance.

    Occupancy Costs. Occupancy costs decreased $1.1 million to $4.3 million or 20.9% for the six months ended June 30, 2000 from $5.4 million for the six months ended June 30, 1999. The decrease in occupancy costs is primarily attributable to theater closings and lower percentage rents.

    Advertising Expenses. Advertising expenses decreased $0.1 million or 12.0% from the six months ended June 30, 1999 to $0.7 million for the six months ended June 30, 2000. Advertising expenses comprised 4.1% and 3.9% of total revenues for the six months ended March 31, 2000 and 1999, respectively.

    General and Administrative Expenses. General and administrative expenses increased from $2.0 million to $3.1 million or 52% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Revenues are collected in cash, primarily through box office receipts and the sale of concession items. Because revenues are received in cash prior to the payment of related expenses, there are, in effect, minimal accounts receivable. This, in combination with minimal inventory requirements, creates a negative working capital position, which provides certain operating capital.

    During the first six months of 2000, the Company's capital requirements were the result of the continued construction of one theater in Chicago. Such capital expenditures were financed with bank borrowings, and internally generated cash.

    The Company's operating activities provided net cash of approximately $6.5 million during the six months ended June 30, 2000. Net cash used in operations resulted primarily from a net loss of $22.8 million, adjusted for depreciation and amortization expense of $4.2 million, reorganization charges of $0.3 million, asset impairment charges of $7.5 million, and an increase in accounts payable and accrued liabilities of $1.0 million.

    Cash used by investing activities was approximately $1.2 million, which consisted primarily of $6.7 million used for construction of new theaters offset by a reduction of other assets of $5.5 million.

    Cash provided by financing activities was approximately $9.7 million during the six months ended June 30, 2000. Additional debt financing of approximately $52.6 million was offset by an increase in debt issue costs of approximately $1.0 million and a decrease in net bank overdrafts of $1.2 million.

    "Same Theater" attendance at the Company's Landmark and Silver theaters has declined by approximately 16.6% and 6.5% for the six months ending June 30, 2000 compared to the six months ended June 30, 1999. Management believes this trend is the result of several factors including the development of megaplexes in certain markets, changes in film and video release patterns, and the overall strength of the US economy. If this trend continues, the Company's ability to generate liquidity will continue to be negatively impacted.

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

    On May 16, 2000, the Company filed Chapter 11 petitions to address certain operational and liquidity disruptions. The Company's liquidity position for the remainder of fiscal 2000 will be impacted primarily by the success of initiatives undertaken to improve theater level cash flows and the effects of the Chapter 11 petitions. The Company's uses of capital for the remainder of fiscal 2000 are expected to include working capital for operating expenses and satisfaction of current liabilities, expenditures related to maintaining and refurbishing existing theaters, interest payments on outstanding borrowings and costs associated with the Chapter 11 petitions. The Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 petitions.

    As a debtor-in-possession under the Bankruptcy Code, actions to collect prepetition indebtedness are stayed and certain contractual obligations may not be enforced against the Company. With the approval of the bankruptcy court, certain of these obligations may be paid prior to the confirmation of the reorganization plan. To date, the Company has received approval to pay customary prepetition obligations associated with the daily operation of its business, including employee wages and other obligations. The Company has not completed its review of all of its prepetition contracts and leases for assumption or rejection. The ultimate amount of, and settlement terms for, such liabilities are subject to an approved plan of reorganization and, accordingly, the timing and form of settlement are not presently determinable.

DEBTOR-IN-POSSESSION FACILITY

    On June 2, 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") which provides up to $50.0 million (including $15.0 million for construction of certain new theaters) in DIP financing. Borrowings under the Loan Agreement bear interest at prime plus 3.0%, are limited by defined theater level cash flows and revenues and are secured by substantially all of the Company's assets. Certain restrictive covenants apply, including maintenance of certain financial levels such as defined earnings before interest, taxes, depreciation and amortization and limitations on insurance of additional indebtedness, capital expenditures, asset sales and payment of dividends. The Loan Agreement terminates upon the earlier of December 2, 2001, the termination of the financing order entered by the Court on May 17, 2000, or the date the Court confirms a plan of reorganization.

    Proceeds from the Loan Agreement were used to repay all borrowings under the Company's Prior Credit Facility. As a result, the Company recognized an extraordinary loss of $5.6 million associated with the Prior Credit Facility's unamortized debt issue costs.

    As of June 30, 2000, the Company had $6,386,957 and $246,048 of Series A Preferred Stock and Convertible Preferred Stock dividends in arrears, respectively.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company does not have any derivative financial instruments in place as of June 30, 2000.

           The following table presents the carrying and fair value at June 30, 2000 of the Company's senior subordinated debt along with its interest rates. Fair value is determined as the quoted price of the financial instrument.

                            EXPECTED
                            MATURITY
                              DATE                              2005            TOTAL          FAIR VALUE
                       Fixed Rate Debt                       $99,580,000     $99,580,000       $9,958,000

                       Interest Rate                  10.5%


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           On May 16, 2000, the Company filed voluntary petitions for Reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

           The Company is from time to time a party to legal proceedings that arise in the ordinary course of business. Management does not believe that the resolution of any threatened or pending legal proceedings will have a material adverse effect on the Company.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           The Company did not make scheduled senior subordinated notes interest payments of approximately $5.0 million when due on April 15, 2000 and is not currently in compliance with certain requirements of its Debtor-In-Possession facility.

           The senior subordinated notes include a restrictive covenant relative to the payment of dividends. As of June 30, 2000, aggregate Series A Preferred Stock and convertible preferred stock dividends of $6,386,957 and $246,048 are in arrears.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

           There have been no matters submitted to a vote of the holders of securities of the Company since the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits.

             EXHIBIT
               NO.                                      DESCRIPTION

              27.1                                 Financial Data Schedule.

           (b)     Reports on Form 8-K.

              DATE OF REPORT AND    REGARDING (SEE ACTUAL FILING FOR COMPLETE
                 FILING DATE                      DESCRIPTION)

              May 16, 2000         Announcement that the Company filed voluntary
                                   petitions under Chapter 11 of the United
                                   States Bankruptcy Code with the United States
                                   Bankruptcy Court for the District of Delaware in Wilmington, Delaware.

                                   Announcement that Foothill Capital
                                   Corporation had issued a commitment to the Company to provide $50.0 million in debtor-in-possession financing.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SILVER CINEMAS INTERNATIONAL, INC.

                                       By    /s/ THOMAS J. ANDRUS
                                         ------------------------------
                                                Thomas J. Andrus
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
  27                       Financial Data Schedule